Form 10-Q
period 1998-03-31
VIAGRAFIX CORP
filed 1998-05-08
CIK 1051556

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1998


 [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period From ___ to ___


                 Commission file number 33-42633


                      ViaGrafix Corporation
                      ---------------------
     (Exact name of registrant as specified in its charter)

Oklahoma                                              73-1354168
--------                                              ----------
(State or other jurisdiction                    (I.R.S. Employer
of incorporation)                            Identification No.)

             One American Way, Pryor, Oklahoma 74361
             ---------------------------------------
       (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code:
                         (918) 825-6700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]    No   [ ]

The number of shares outstanding of the issuer's $.01 par value common stock as of May 8, 1998 was 6,144,466.



<PAGE 2>
                      ViaGrafix Corporation

                            FORM 10-Q


              For the Quarter Ended March 31, 1998

                              INDEX

Part 1. Financial Information

   Item 1.   Financial Statements                              Page

        (a)  Statements of Income for the Three Months
             Ended March 31, 1997 and 1998                       3

        (b)  Balance Sheets as of December 31, 1997
             and March 31, 1998                                  4

        (c)  Statements of Cash Flows for the
             Three Months Ended March 31, 1997 and 1998          5

        (d)  Notes to Financial Statements                       6

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                 7


Part 2. Other Information

   Item 1. Legal Proceedings                                    10

   Item 2. Changes in Securities and Use of Proceeds            10

   Item 6. Exhibits and Reports on Form 8-K                     11


   Signature                                                    11




<PAGE 3>
                          Part 1. Financial Information

Item 1. Financial Statements

ViaGrafix Corporation

Statements of Income
(Unaudited) (In thousands, except per share)    Three Months Ended March 31,
                                                        1997          1998
                                                        ----          ----
Net sales                                             $2,866        $4,077
Cost of sales                                          1,111         1,742
                                                    --------      --------
Gross profit                                           1,755         2,335
Selling, general and administrative                      731         1,171
Research & development                                   243           372
Depreciation & amortization                               65            86
                                                    --------      --------
Operating profit                                         716           706
Net interest income (expense)                            (74)            2
                                                    --------      --------
Income before income taxes                               642           708
Provision for income taxes                               247           171
                                                    --------      --------
Net income                                            $  395        $  537

Computation of net income applicable to
common shares:
Net income                                            $  395        $  537
Preferred stock dividends                                (57)            -
                                                    --------      --------
Net income applicable to common stock                 $  338        $  537

Basic earnings per share                              $ 0.09        $ 0.12
Weighted average common shares used in
computing basic earnings per share                     3,852         4,400

Diluted earnings per share                            $ 0.09        $ 0.11
Weighted average common shares used in
computing diluted earnings per share                   4,490         4,923

Dividends per common share                            $ 0.12             -
Total common stock dividends declared                 $  449             -



<PAGE 4>
ViaGrafix Corporation

Balance Sheets
(In thousands)                                                (Unaudited)
                                              December 31,      March 31,
                                                      1997           1998
                                                      ----           ----
Assets
------
Current Assets:
   Cash and cash equivalents                  $        217   $     16,755
   Accounts receivable                               2,456          2,984
   Inventories                                       1,411          1,538
   Prepaid & deferred income tax expenses              319            281
                                               -----------    -----------
Total current assets                                 4,403         21,558

Property, plant and equipment                        3,263          3,611
Accumulated depreciation                               959          1,026
                                               -----------    -----------
                                                     2,304          2,585

Goodwill net of amortization                           101             97
Deferred income taxes                                  611            508
                                               -----------    -----------
Total assets                                  $      7,419   $     24,748

Liabilities and stockholders' equity
------------------------------------
Current liabilities:
   Trade accounts payable                     $        848   $        968
   Accrued liabilities                                 233            164
   Income taxes payable                                209             13
   Current portion of long-term debt                   789              -
                                               -----------    -----------
Total current liabilities                            2,079          1,145

Long-term debt                                       2,827              -

Stockholders' equity:
Common stock, $.01 par value, authorized
40,000,000 shares; issued and outstanding
3,861,881 and 6,144,466 shares in 1997 and
1998, respectively                                      39             61
Convertible preferred stock, $.01 par value;
authorized 10,000,000 shares; issued and
outstanding 855,000 shares in 1997                       9              -
Additional paid-in capital                           1,487         22,017
Unearned Compensation                                 (149)          (139)
Retained earnings                                    1,127          1,664
                                               -----------    -----------
Total stockholders' equity                           2,513         23,603
                                               -----------    -----------
Total liabilities and stockholders' equity    $      7,419   $     24,748



<PAGE 5>
ViaGrafix Corporation

Statements of Cash Flows
 (Unaudited) (In Thousands)                        Three Months Ended
                                                           March 31,
                                                    1997         1998
                                                    ----         ----
Operating Activities
Net Income                                      $    395     $    537

Adjustments to reconcile net income to net
cash provided by (used in) operating
activities:
   Depreciation and amortization                      65           86
   Deferred income tax provision                      30          107
   Non-cash interest expense                           -           45
   Bad debt expense                                    -           71
   Amortization of unearned compensation               9           10
   Changes in operating assets and liabilities:
      Increase in accounts receivable               (473)        (599)
      Increase in inventories                        (89)        (127)
      Decrease in prepaid expenses                    94           34
      Increase in accounts payable                    92          120
      Decrease in accrued liabilities                (91)         (69)
      Decrease in income taxes payable              (146)        (196)
                                               ---------    ---------
Net cash provided by (used in) operating
activities                                          (122)          19


Investing Activities
Purchase of property, plant & equipment             (133)        (364)

Financing Activities
Initial public offering of common stock                -       20,491
Repayments of debt                                   (68)      (3,661)
Dividends paid to common and preferred sharholders  (506)           -
Exercise of stock options                             29           53
                                               ---------    ---------
Net cash provided by (used in) financing
activities                                          (545)      16,883
                                               ---------    ---------
Net increase (decrease) in cash and cash
equivalents                                         (800)      16,538

Cash and cash equivalents at beginning of year     1,009          217
                                               ---------    ---------
Cash and cash equivalents at end of period      $    209     $ 16,755



<PAGE 6>
                      ViaGrafix Corporation
                  Notes to Financial Statements
                           (Unaudited)

1. Basis of Presentation

In the opinion of management of ViaGrafix Corporation
("ViaGrafix" or the "Company"), the accompanying balance sheets and related interim statements of income and cash flows reflect all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's March 4, 1998 Prospectus ("Prospectus") which is included as a part of Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission.

2. Inventories

Inventories consist of the following:
                                                 (Unaudited)
                              December 31,         March 31,
                                      1997              1998
                                      ----              ----
Finished goods .............   $   721,370       $   856,931
Raw materials ..............       689,887           681,180
                                ----------        ----------
                               $ 1,411,257       $ 1,538,111

3. Earnings Per Share

Basic and diluted earnings per share are computed in conformity with rules and standards established in Statement of Financial Accounting Standards No. 128 "Earnings Per Share." Basic earnings per share are based on the average number of common shares outstanding. Diluted earnings per share assumes conversion of preferred stock to common stock and exercise of stock options outstanding using the treasury stock method.

4. Legal Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. Management does not believe that the ultimate resolution of these matters will have a material effect on the Company's financial position, results of operations or cash flows.

5. Comprehensive Income

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or stockholders' equity. Statement 130 requires that the Company's unearned compensation expense, which prior to adoption was reported separately as a component in stockholders' equity, also be included in other comprehensive income.

<PAGE 7>
Comprehensive income for the first quarter of 1998 was $546,000 as compared to net income of $537,000. For the first quarter of 1997, comprehensive income totaled $222,000 compared to net income of $395,000. The difference between comprehensive income and net income for both years relates to the Company's unearned compensation expense which results from the issuance of employee stock options at below market price in 1997 and the amortization of this expense in 1998 and 1997.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

This commentary should be read in conjunction with the Company's Prospectus for a more complete understanding of the Company's financial condition and results of operations. The following discussion contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors, including but not limited to those disclosed under "Risk Factors" in the Company's Prospectus.

Results of Operations

ViaGrafix develops, produces and markets technology-based information technology ("IT") training products and graphics software products. The Company's IT training courses include video tutorials and interactive multimedia training courses delivered on CD-ROM, LANs, intranets and the Internet for a variety of computer software. ViaGrafix has developed and markets more than 700 training courses for most major personal computer software packages. These products provide an audio-visual environment that is designed to allow users to learn faster and increase retention and productivity. The Company's principal graphics software product, DesignCAD, is a computer-aided design ("CAD") package sold worldwide. ViaGrafix also produces several other CAD-related software packages. The primary platforms for both the training and software products are Windows 3.1, Windows 95 and Windows NT. The Company believes its training and graphics software products enable users to increase productivity with their computers and thereby reduce costs.

Net Sales. Net sales increased 42% to $4.1 million in the three months ended March 31, 1998 from $2.9 million in the three months ended March 31, 1997. This increase reflects an increase in sales from existing and additional Information Technology (IT) training titles, and was primarily attributable to increases in the volume of products sold rather than increases in prices.

Cost of Sales. Cost of sales increased 57% to $1.7 million in the three months ended March 31, 1998 from $1.1 million for the three months ended March 31, 1997. Cost of sales as a percentage of total sales increased to 42.7% for the quarter ended March 31, 1998, from 38.8% for the same period in 1997. The increase in cost of sales as a percent of sales was a result of increased advertising allowances to retailers in the first quarter of 1998.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 60% to $1.2 million in the three months ended March 31, 1998 from approximately $731,000 for the same period in 1997. Selling, general and administrative expenses as a percentage of total sales increased to 28.7% for the quarter ended March 31, 1998, from 25.5% during the same period in 1997. Advertising and commissions paid to manufacturer sales reps increased 157% to approximately $419,000 and 577% to approximately $149,000 respectively during the first three months of 1998, compared to approximately $163,000 and $22,000 respectively for the same period in 1997. The increase in advertising was due to increased advertising expenditures through the distribution channel and increased direct advertising. The increase in commissions paid to manufacturer sales reps was a result of significantly increased sales to retailers through manufacturer sales reps in the first quarter of 1998 compared to the same period in 1997.

<PAGE 8>
Research and Development Expenses. Research and development expenses increased 53% to approximately $372,000 in the three months ended March 31, 1998 compared to approximately $243,000 during the first quarter of 1997. Research and development expenses as a percentage of total sales increased to 9.1% during the quarter ended March 31, 1998, from 8.5% during the same period in 1997. This increase in dollars and percentage reflects the Company's commitment to expand its number of IT training courses offered. The Company increased its development staff during the fourth quarter of 1997 and the first three months of 1998.

Net Interest Income (Expense). Net interest income was approximately $2,000 in the three months ended March 31, 1998 compared to net interest expense of approximately $74,000, or 2.6% of sales, during the first quarter of 1997. A portion of the net proceeds from the initial public offering on March 4, 1998 was used to retire all outstanding long-term debt, which lowered interest expense to approximately $54,000 in the three months ended March 31, 1998 compared to approximately $80,000 in the first quarter of 1997. A significant portion of the net proceeds from the initial public offering was invested in highly liquid investments with maturities of three months or less, which generated interest income of approximately $56,000 in the first quarter of 1998 compared to interest income of approximately $6,000 in the quarter ended March 31, 1997.

Provision for Income Taxes. During the three months ended March 31, 1998 the effective tax rate improved to 24.2% compared to 38.5% for the same period in 1997. The reduction in the effective tax rate was due to the realization of tax credits for 1995 through 1997 resulting from credits for increasing research activities. The amount of available credits was quantified and the benefit recorded in the first quarter of 1998. In addition, the effective tax rate was impacted favorably by tax credits during the quarter for increasing research activities, and from employing enrolled members of Indian Tribes within specified portions of the State of Oklahoma. These two tax credits were not realized during the first quarter of 1997, as noted above. The employment tax credit was not available until August, 1997 as a result of the passage of the Taxpayer Relief Act of 1997.



Liquidity and Financial Condition

The Company's cash and cash equivalents totaled $16.8 million at March 31, 1998. Following the Company's initial public offering on March 4, 1998, the Company realized net proceeds from the offering of $20.5 million. Long-term debt of $3.7 million was retired after the Company received the offering proceeds. The Company does not have any long-term debt as of March 31, 1998.

The Company believes that its cash balance at March 31, 1998 and cash generated from future operations will satisfy its anticipated working capital requirements for at least the next two years. The Company, however, may require substantial additional funds for potential acquisitions. In the normal course of business, the Company evaluates acquisitions of businesses, product lines and technologies that complement the Company's business. The Company has no present commitments with respect to any such transaction.

<PAGE 9>
During the period ending March 31, 1998 operating activities provided the Company with net cash of approximately $19,000. Operating activities generated cash flows through approximately $537,000 in net income and increases in accounts payable of approximately $120,000. Depreciation and amortization and non-cash items of interest expense, bad debt expense and deferred income tax provision generated cash flows of approximately $309,000. During the period cash flow used in operating activities included increases of approximately $599,000 in accounts receivable along with approximately $392,000 for decreased income taxes payable, increased inventories and decreased accrued liabilities.

The Company's capital expenditures during the first quarter of 1998 were approximately $364,000. Capital expenditures were primarily for expansion of facilities, production and duplication equipment and computer hardware. While the Company does not have any significant commitments for capital expenditures, the Company anticipates that it will continue to expand its facilities and purchase equipment as needed to support its product research and development, production of its products, sales and marketing, product support, and administrative staff.

Year 2000 Readiness

Until recently, many software systems were not programmed to correctly recognize dates beyond December 31, 1999 (the "Y2K Problem"). Many public and private entities are now, and will be, expending material amounts of human and financial resources to identify and address the Y2K Problems. The Company believes that Y2K Problems will not have a material adverse effect on its results of operations or financial position.

The Company believes, but has no assurance, that the software applications it uses internally do not suffer Y2K Problems. The Company uses up-to-date, PC-based software for its internal accounting and other applications, and believes it has no Y2K Problem defects. To confirm this, the Company intends to perform testing of its internal accounting and other applications to ensure that they correctly handle the Y2K Problem. The Company intends to correct any anomalies discovered before December 31, 1999.

The Company could experience difficulty in attracting and retaining qualified technical personnel as the national population of qualified technical people is absorbed by others in addressing their Y2K Problems, but to date the Company has been able to meet its personnel requirements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable in 1998.



<PAGE 10>
                   Part II. Other Information

Item 1. Legal Proceedings

See Note 4 to Financial Statements.

Item 2. Changes in Securities and Use of Proceeds

(a)  Modifications in Instruments Defining the Rights of
     Stockholders. As a consequence of the closing of the Company's initial public offering on March 9, 1998, all outstanding shares of Series A Convertible Preferred Stock were converted into an aggregate of 488,571 shares of Common Stock.

(b)  Limitations of Qualifications of Other Securities. None.

(c)  Sales of Unregistered Securities. None.

(d) Use of Proceeds. On March 9, 1998, the Company closed an initial public offering of 2,200,000 shares of its $.01 par value common stock. The shares were offered at a price of $13.00 per share pursuant to a Registration Statement on Form S-1 (No. 333-42633) which was declared effective March 4, 1998. There were initially 1,750,000 shares sold by the Company and 450,000 shares sold by selling shareholders. On March 26 the underwriters exercised in full the over-allotment option of 330,000 shares at $13.00 per share. All of the shares sold in the over-allotment were sold by selling shareholders. The offering was managed by Southwest Securities, Inc. The aggregate offering price of the shares (including the over-allotment) was $32,890,000.

     The proceeds of the offering were subject to the following actual expenses incurred through March 31, 1998:

                           Direct or indirect payments
                           to directors,
                           officers, general partners
                           of the Registrant
                           or their associates; to
                           persons owning ten
                           percent or more of any
                           class of equity               Direct or
                           securities of the issuer;      indirect
                           and to affiliates of         payments to
                           the Registrant                  others
                           ---------------------------- ------------
Underwriting discounts
 and Commissions                       $0                 $2,302,300

Finders' fees                           0                          0

Expenses paid to or for
 Underwriters                           0                    246,675

Other expenses                        35,737                 549,334
                                     -------                 -------
Total expenses                       $35,737             $3,098,3098



<PAGE 11>
The net proceeds of the offering after deducting the expenses described above were approximately $20,490,700. Between the closing of the offering and March 31, 1998, such proceeds were used by the Registrant for each of the purposes indicated below:

                           Direct or indirect
                           payments to directors,
                           officers, general partners
                           of the Registrant
                           or their associates; to
                           persons owning ten
                           percent or more of any
                           class of equity               Direct or
                           securities of the issuer;      indirect
                           and to affiliates of         payments to
                           the Registrant                  others
                           ---------------------------- -----------
Payment of long term debt          $2,467,100            $1,194,500
Temporary investments                   0                16,718,100
Purchase of equipment                   0                   111,000


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
11.  Statement regarding computation of per share earnings
27.  Financial data schedule

(b) Reports on Form 8-K
No reports on Form 8-K were filed by ViaGrafix during the quarter ended March 31, 1998

Items 3, 4 and 5 are not applicable and have been omitted.


                            Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ViaGrafix Corporation

Date:  May 8, 1998      By: /s/ Robert C. Moore, Jr.
                            -----------------------------
                                Robert C. Moore, Jr.,
                                Treasurer and
                                Chief Financial Officer


                         (Principal Financial and Accounting
                         Officer and Duly Authorized Officer)



<PAGE 12>
                           Exhibit 11.

ViaGrafix Corporation

Computation of Earnings Per Share
(Unaudited) (In thousands, except per share)

The following sets forth the computation of basic and diluted earnings per share for the three months ended March 31:

                                          1997     1998
                                          ----     ----
Numerator:
   Net income                           $  395   $  537
   Preferred stock dividend                 57        -
                                        ------   ------
Numerator for basic earnings per
share income -
  available to common shareholders         338      537
Effect of dilutive securities -
  preferred stock dividend                  57        -
                                        ------   ------
Numerator for diluted earnings per
 share - income available to common
 shareholders after assumed
 conversions                            $  395   $  537
                                        ======   ======

Denominator:
   Denominator for basic earnings per
   share - weighted average shares       3,852    4,400
Effect of dilutive securities:
   Employee stock options                  149      145
   Series A convertible preferred stock    489      378
                                        ------   ------
Dilutive potential common shares           638      523
                                        ------   ------
Denominator for diluted earnings per
share - adjusted
   weighted-average conversions          4,490    4,923
                                        ======   ======

                                          1997     1998
                                          ----     ----
Basic earnings per share                $ 0.09   $ 0.12
Diluted earnings per share              $ 0.09   $ 0.11
                                        ======   ======