Form 10-Q
period 1998-06-30
VIAGRAFIX CORP
filed 1998-08-07
CIK 1051556

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1998


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

                     Yes   [X]    No   [  ]

The number of shares outstanding of the issuer's $.01 par value common stock as of August 7, 1998 was 6,144,466.


<PAGE 2>
                      ViaGrafix Corporation

                            FORM 10-Q


               For the Quarter Ended June 30, 1998

                              INDEX

Part 1. Financial Information

  Item 1. Financial Statements                              Page
                                                            ----
          (a)  Statements of Income
               for the Three and Six Months
               Ended June 30, 1998 and 1997                   3

          (b)  Balance Sheets
               as of June 30, 1998 and December 31, 1997      4

          (c)  Statements of Cash Flows
               for the Six Months Ended
               June 30, 1998 and 1997                         5

          (d)  Notes to Financial Statements                  6

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations       7

Part 2. Other Information

  Item 1. Legal Proceedings                                  11

  Item 2. Changes in Securities                              11

  Item 6. Exhibits and Reports on Form 8-K                   11


Signature                                                    11


<PAGE 3>
                  Part 1. Financial Information

Item 1. Financial Statements

ViaGrafix Corporation

Statements of Income                         Three Months Ended          Six Ended Months
(Unaudited)(In thousands, except per share)        June 30,                  June 30,
                                               1998        1997          1998        1997
                                               ----        ----          ----        ----
Net sales                                  $  4,187    $  3,280      $  8,264    $  6,146
Cost of sales                                 1,718       1,348         3,460       2,459
                                           --------    --------      --------    --------
Gross profit                                  2,469       1,932         4,804       3,687
Selling, general and administrative           1,397         845         2,568       1,576
Research & development                          385         282           757         525
Depreciation & amortization                     119          84           205         149
                                           --------    --------      --------    --------
Operating profit                                568         721         1,274       1,437
Net interest income (expense)                   161         (75)          163        (149)
                                           --------    --------      --------    --------
Income before income taxes                      729         646         1,437       1,288
Provision for income taxes                      227         248           398         495
                                           --------    --------      --------    --------
Net income                                 $    502    $    398      $  1,039    $    793

Computation of net income applicable
to common shares:
Net income                                 $    502    $    398      $  1,039    $    793
Preferred stock dividends                         -           -             -         (57)
                                           --------    --------      --------    --------
Net income applicable to common stock      $    502    $    398      $  1,039    $    736

Basic earnings per share                      $0.08       $0.10         $0.20       $0.19
Weighted average common shares used in
computing basic earnings per share            6,144       3,862         5,272       3,857

Diluted earnings per share                    $0.08       $0.09         $0.19       $0.18
Weighted average common shares used in
computing diluted earnings per share          6,248       4,500         5,586       4,495

Dividends per common share                        -           -             -    $   0.12

Total common stock dividends declared             -           -             -    $    449


<PAGE 4>
ViaGrafix Corporation

Balance Sheets
(In thousands)                                (Unaudited)
                                                 June 30,     December 31,
                                                     1998             1997
Assets
Current Assets:
   Cash and cash equivalents                $      16,615    $         217
   Accounts receivable                              3,338            2,456
   Income taxes receivable                            169                -
   Inventories                                      1,510            1,411
   Prepaid & deferred income tax expenses             200              319
                                            -------------    -------------
Total current assets                               21,832            4,403

Property, plant and equipment                       4,085            3,263
Accumulated depreciation                            1,140              959
                                            -------------    -------------
                                                    2,945            2,304

Goodwill net of amortization                           94              101
Deferred income taxes                                 474              611
                                            -------------    -------------
Total assets                                $      25,345    $       7,419

Liabilities and stockholders' equity
Current liabilities:
   Trade accounts payable                   $         966    $         848
   Accrued liabilities                                266              233
   Income taxes payable                                 -              209
   Current portion of long-term debt                    -              789
                                            -------------    -------------
Total current liabilities                           1,232            2,079

Long-term debt                                          -            2,827

Stockholders' equity:
Common stock, $.01 par value, authorized
40,000,000 shares; issued and outstanding
6,144,466 and 3,861,881 shares in
1998 and 1997, respectively                            61               39

Convertible preferred stock, $.01 par
value; authorized 10,000,000 shares;
issued and outstanding 855,000
shares in 1997                                          -                9

Additional paid-in capital                         22,009            1,487
Unearned compensation                                (124)            (149)
Retained earnings                                   2,167            1,127
                                            -------------    -------------
Total stockholders' equity                         24,113            2,513
                                            -------------    -------------
Total liabilities and stockholders' equity  $      25,345    $       7,419


<PAGE 5>
ViaGrafix Corporation

Statements of Cash Flows                                     Six Months Ended
(Unaudited) (In Thousands)                                       June 30,
                                                           1998            1997
                                                           ----            ----
Operating Activities
Net Income                                             $  1,039        $    793

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
   Depreciation and amortization                            205             149
   Deferred income tax provision                            141             131
   Non-cash interest expense                                 45               -
   Loss on disposal of assets                                 2               5
   Bad debt expense                                          66               -
   Amortization of unearned compensation                     17              21
   Changes in operating assets and liabilities:
      Increase in accounts receivable                      (948)           (738)
      Increase in inventories                               (99)            (46)
      Decrease (increase) in prepaid expenses               115             (25)
      Increase in accounts payable                          118             152
      Increase/(decrease) in accrued liabilities             33            (103)
      Increase in income taxes receivable                  (169)              -
      Increase/(decrease) in income taxes payable          (209)             82
                                                       --------        --------
Net cash provided by operating activities                   356             421

Investing Activities
Purchase of property, plant & equipment                    (841)           (200)

Financing Activities
Initial public offering of common stock                  20,491               -
Repayments of debt                                       (3,661)           (249)
Dividends paid to common and preferred shareholders           -            (506)
Exercise of stock options                                    53              29
                                                       --------        --------
Net cash provided by (used in) financing activities      16,883            (726)
                                                       --------        --------

Net increase (decrease) in cash and cash equivalents     16,398            (505)
Cash and cash equivalents at beginning of year              217           1,009
                                                       --------        --------
Cash and cash equivalents at end of period             $ 16,615        $    504

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

2. Inventories

Inventories consist of the following:
                                    (Unaudited)
                                       June 30,      December 31,
                                           1998              1997
                                           ----              ----
Finished goods................      $   823,348       $   721,370
Raw materials.................          686,616           689,887
                                    -----------       -----------
                                    $ 1,509,964       $ 1,411,257

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

On May 22, 1998 a lawsuit was filed in the United States District Court for the Northern District of Texas by Jonathan L. Gordon, brought as a putative class action against the Company and certain of its officers and directors claiming violations of the Securities Act of 1933 for alleged misrepresentations and omissions in the company's prospectus issued in connection with its initial public offering made in March 1998. Mr. Gordon and certain others have sought designation as lead plaintiffs in the action. The Company believes the lawsuit is without merit. The Company's response is not yet due.

<PAGE 7>
5. Acquisition

On July 31, 1998 the Company acquired certain assets of Make It So, Inc., a privately held company based in San Mateo, California, that provides e-mail list management services and Internet marketing services, for $675,000. The transaction was financed with existing cash and was accounted for as a purchase. The purchase price and related direct expenses associated with the acquisition will be allocated based on the fair value of the assets purchased.


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

Results of Operations

ViaGrafix develops, produces and markets technology-based information technology ("IT") training products and graphics software products. The Company's IT training courses include video tutorials and interactive multimedia training courses delivered on CD-ROM, LANs, intranets and the Internet for a variety of computer software. ViaGrafix has developed and markets more than 800 training courses for most major personal computer software packages. These products provide an audio-visual environment that is designed to allow users to learn faster and increase retention and productivity. The Company's principal graphics software product, DesignCAD, is a computer-aided design ("CAD") package sold worldwide. ViaGrafix also produces several other CAD-related software packages. The current primary platforms for both the training and software products are Windows 3.1, Windows 95,Windows 98 and Windows NT. The Company believes its training and graphics software products enable users to increase productivity with their computers and thereby reduce costs.

Net Sales. Net sales increased 28% to $4.2 million in the three months ended June 30, 1998 from $3.3 million in the three months ended June 30, 1997. On a year-to-date basis, net sales were $8.3 million, 34% greater than net sales of $6.1 million in the comparable period for 1997. This increase, for the quarter and year-to-date, reflects an increase in sales from existing and new Information Technology (IT) training titles, and was primarily attributable to increases in the volume of products sold rather than increases in prices.

Cost of Sales. Cost of sales increased 27% to $1.7 million in the three months ended June 30, 1998 from $1.3 million for the three months ended June 30, 1997. Cost of sales as a percentage of total sales decreased slightly to 41.0% for the quarter ended June 30, 1998, from 41.1% for the same period in 1997. For the six month period ended June 30, 1998 cost of sales increased 41% to $3.5 million from $2.5 million for the six months ended June 30, 1997. Year-to-date, cost of sales as a percentage of total sales increased to 41.9% as compared to 40.0% in the comparable period for 1997. Year-to-date in 1998, the increase in cost of sales as a percent of sales was a result of increased advertising allowances to retailers.

<PAGE 8>
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 65% to $1.4 million in the three months ended June 30, 1998 from approximately $845,000 for the same period in 1997. Selling, general and administrative expenses as a percentage of total sales increased to 33.4% for the quarter ended June 30, 1998, from 25.8% during the same period in 1997. Advertising and commissions paid to manufacturer sales reps increased 179% to approximately $401,000 and 261% to approximately $131,000 respectively during the second quarter of 1998, compared to approximately $144,000 and $36,000 respectively for the same period in 1997. Wage expense increased 27% in the second quarter of 1998 to approximately $810,000 from approximately $638,000 during the second quarter of 1997. The increase in advertising was due to increased advertising expenditures through the distribution channel and increased direct advertising. The increase in commissions paid to manufacturer sales reps was a result of significantly increased sales to retailers through manufacturer sales reps in the second quarter of 1998 compared to the same period in 1997. Increased wage expenditures during 1998's second quarter are primarily due to additional personnel for sales, marketing, technical support and customer service.

For the first two quarters of 1998, selling, general and administrative expenses increased 63% to $2.6 million from $1.6 million during the same period in 1997. Selling, general and administrative expenses as a percentage of total sales increased to 31.1% for the first half of 1998, from 25.6% during the first six months of 1997. Advertising and commissions paid to manufacturer sales reps increased 167% to approximately $819,000 and 382% to $281,000 respectively in the first half of 1998, compared to approximately $307,000 and $58,000 respectively during the first half of 1997. These expenditures reflect the same emphasis by the Company in the first and second quarter as discussed in the paragraph above.

Research and Development Expenses. Research and development expenses increased 37% to approximately $385,000 in the three months ended June 30, 1998 compared to approximately $282,000 during the second quarter of 1997. Research and development expenses as a percentage of sales increased to 9.2% during the quarter ended June 30, 1998, from 8.6% during the same period in 1997. On a year-to-date basis, research and development expenses increased 44% to approximately $757,000 or 9.2% of sales from approximately $525,000 or 8.5% of sales during the same period in 1997. This increase in dollars and percentage for the second quarter and year-to-date reflects the Company's commitment to expand its number of IT training courses offered. The Company increased its development staff during the fourth quarter of 1997 and the first six months of 1998.

Net Interest Income (Expense). Net interest income was approximately $161,000 or 3.8% of sales in the three months ended June 30, 1998 compared to net interest expense of approximately $75,000, or 2.3% of sales, during the second quarter of 1997. For the first six months of 1998 net interest income was approximately $163,000 or 2.0% of sales compared to net interest expense of approximately $149,000 or 2.4% of sales, during the first half of 1997. A portion of the net proceeds from the initial public offering on March 4, 1998 was used to retire all outstanding long-term debt, which lowered interest expense to approximately $54,000 in the six months ended June 30, 1998 compared to approximately $158,000 in the same period of 1997. A significant portion of the net proceeds from the initial public offering was invested in highly liquid investments with maturities of three months or less, which generated interest income of approximately $217,000 in the first half of 1998 compared to interest income of approximately $9,000 in the first six months of 1997.

<PAGE 9>
Provision for Income Taxes. During the three months ended June 30, 1998 the effective tax rate improved to 31.1% compared to 38.4% for the same period in 1997. Approximately $138,000 of the $161,000 in net interest income during the second quarter of 1998 was derived from federal tax exempt investments. In addition, tax credits discussed below favorably impacted the effective tax rate for the second quarter of 1998.

For the first half of 1998 the effective tax rate improved to 27.7% compared to 38.4% for the first six months of 1997. The reduction in the effective tax rate was due to the realization of tax credits for 1995 through 1998 resulting from credits for increasing research activities. The amount of available credits for 1995 through 1997 was quantified and the benefit recorded in the first quarter of 1998. In addition, the effective tax rate was impacted favorably by increased tax credits during the first half of 1998, and from employing enrolled members of Indian Tribes within specified portions of the State of Oklahoma. These two tax credits were not realized during the first half of 1997, as noted above. The employment tax credit was not available until August, 1997 as a result of the passage of the Taxpayer Relief Act of 1997.

Liquidity and Financial Condition

The Company's cash and cash equivalents totaled $16.6 million at June 30, 1998. Following the Company's initial public offering on March 4, 1998, the Company realized net proceeds from the offering of $20.5 million. Long-term debt of $3.7 million was retired after the Company received the offering proceeds. The Company does not have any long-term debt as of June 30, 1998.

The Company believes that its cash balance at June 30, 1998 and cash generated from future operations will satisfy its anticipated working capital requirements for at least the next two years. The Company, however, may need substantial additional funds for potential acquisitions. In the normal course of business, the Company evaluates acquisitions of businesses, product lines and technologies that complement the Company's business. On July 31, 1998 the Company acquired certain assets of Make It So, Inc., a privately held company based in San Mateo, California, that provides e-mail list management services and Internet marketing services, for $675,000.

During the period ending June 30, 1998 operating activities provided the Company with net cash of approximately $356,000. Operating activities generated cash flows through approximately $1,039,000 in net income, increases in accounts payable and accrued liabilities of approximately $151,000 and a decrease in prepaid expenses of approximately $115,000. Depreciation and amortization and non-cash items of interest expense, bad debt expense and deferred income tax provision generated cash flows of approximately $457,000. During the period, cash flow used in operating activities included an increase of approximately $948,000 in accounts receivable, decreased income taxes payable of approximately $209,000, increased income taxes receivable of approximately $169,000, and increased inventories of approximately $99,000.

The Company's capital expenditures during the first six months of 1998 were approximately $841,000. Capital expenditures were primarily for expansion of facilities, production and duplication equipment and computer hardware. With the exception of the acquisition discussed above, the Company does not have any significant commitments for capital expenditures, and anticipates that it will continue to expand its facilities and purchase equipment as needed to support its product research and development, production of its products, sales and marketing, product support, and administrative staff.

<PAGE 10>
Year 2000 Readiness

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

<PAGE 11>
                   Part II. Other Information

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

(b)  Limitations of Qualifications of Other Securities. None.

(c)  Sales of Unregistered Securities. None.

(d) Use of Proceeds. On July 31, 1998 the Company acquired certain assets of Make It So, Inc., a privately held company based in San Mateo, California, that provides e-mail list management services and Internet marketing services, for $675,000. The Company utilized a portion of the proceeds from its recent initial public offering to fund this acquisition.


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
11.  Statement regarding computation of per share earnings
27.  Financial data schedule

(b) Reports on Form 8-K
No reports on Form 8-K were filed by ViaGrafix during the quarter ended June 30, 1998

Items 3, 4 and 5 are not applicable and have been omitted.


                            Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            ViaGrafix Corporation

Date: August 7, 1998        By: /s/ Robert C. Moore, Jr.
                                -------------------------
                                Robert C. Moore, Jr.,
                                Treasurer and
                                Chief Financial Officer

                                (Principal Financial and Accounting
                                Officer and Duly Authorized Officer)

<PAGE 12>
                            Exhibit 11.

ViaGrafix Corporation

Computation of Earnings Per Share
(Unaudited) (In thousands, except per share)

The following sets forth the computation of basic and diluted earnings per share for the:
                                                   Three Months Ended         Six Months Ended
                                                         June 30,                 June 30,
                                                     1998        1997         1998        1997
                                                     ----        ----         ----        ----
Numerator:
   Net income                                      $  502      $  398       $1,039      $  793
   Preferred stock dividend                             -           -                       57
                                                   ------      ------       ------      ------

Numerator for basic earnings per share income -
   available to common shareholders                   502         398        1,039         736
Effect of dilutive securities - preferred
   stock dividend                                       -           -            -          57
                                                   ------      ------       ------      ------
Numerator for diluted earnings per share -
   income available to common shareholders
   after assumed Conversions                       $  502      $  398       $1,039      $  793
                                                   ======      ======       ======      ======
Denominator:
   Denominator for basic earnings per share
     - weighted average shares                      6,144       3,862        5,272       3,857
Effect of dilutive securities:
   Employee stock options                             104         149          125         149
   Series A convertible preferred stock                 -         489          189         489
                                                   ------      ------       ------      ------
Dilutive potential common shares                      104         638          314         638
                                                   ------      ------       ------      ------
Denominator for diluted earnings per share -
   adjusted weighted-average conversions            6,248       4,500        5,586       4,495
                                                   ======      ======       ======      ======

                                                     1998        1997         1998        1997
                                                     ----        ----         ----        ----
Basic earnings per share                           $ 0.08      $ 0.10       $ 0.20      $ 0.19
Diluted earnings per share                         $ 0.08      $ 0.09       $ 0.19      $ 0.18
                                                   ======      ======       ======      ======