Form 10-Q
period 1998-09-30
VIAGRAFIX CORP
filed 1998-11-04
CIK 1051556

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1998


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

                      Yes   [X]    No   [ ]

The number of shares outstanding of the issuer's $.01 par value common stock as of November 4, 1998 was 5,956,668.

<PAGE 2>
                      ViaGrafix Corporation

                            FORM 10-Q

              For the Quarter Ended September 30, 1998

                              INDEX

Part 1. Financial Information

   Item 1.   Consolidated Financial Statements              Page

        (a)  Consolidated Statements of Income
             for the Three and Nine Months
             ended September 30, 1998 and 1997                3

        (b)  Consolidated Balance Sheets
             as of September 30, 1998 and
             December 31, 1997                                4

        (c)  Consolidated Statements of Cash Flows
             for the Nine Months Ended
             September 30, 1998 and 1997                      5

        (d)  Notes to Consolidated Financial Statements       6

   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations    7


Part 2. Other Information

   Item 1.   Legal Proceedings                               12

   Item 2.   Changes in Securities and Use of Proceeds       12

   Item 6.   Exhibits and Reports on Form 8-K                12


Signature                                                    12

<PAGE 3>

                  Part 1. Financial Information

Item 1. Consolidated Financial Statements

ViaGrafix Corporation
Consolidated Statements of Income
(Unaudited, except Nine Months Ended
 September 30, 1997)                     Three Months       Nine Months
                                            Ended              Ended
(In thousands, except per share)         September 30,     September 30,
                                         1998     1997     1998     1997
Net sales                             $ 4,017  $ 3,657  $12,281  $ 9,803
Cost of sales                           1,677    1,200    5,137    3,659
                                      -------  -------  -------  -------
Gross profit                            2,340    2,457    7,144  $ 6,144
Selling, general and administrative     1,662      858    4,230    2,434
Research & development                    423      311    1,180      836
Acquired research & development            37        -       37        -
Depreciation & amortization               203       87      408      236
                                      -------  -------  -------  -------
Operating profit                           15    1,201    1,289    2,638
Net interest income (expense)             156      (69)     319     (218)
                                      -------  -------  -------  -------
Income before income taxes                171    1,132    1,608    2,420
Provision for income taxes                 14      443      412      938
                                      -------  -------  -------  -------
Net income                            $   157  $   689  $ 1,196  $ 1,482

Computation of net income applicable
to common shares:
Net income                            $   157  $   689  $ 1,196  $ 1,482
Preferred stock dividends                   -        -        -      (57)
                                      -------  -------  -------  -------
Net income applicable to common stock $   157  $   689  $ 1,196  $ 1,425

Basic earnings per share                $0.03    $0.18    $0.22    $0.37
Weighted average common shares used
 in computing basic earnings
 per share                              6,089    3,862    5,544    3,859

Diluted earnings per share              $0.03    $0.15    $0.21    $0.33
Weighted average common shares used
 in computing diluted earnings
 per share                              6,181    4,500    5,784    4,497

Dividends per common share                  -        -        -    $0.12
Total common stock dividends declared       -        -        -    $ 449

<PAGE 4>

ViaGrafix Corporation

Consolidated Balance Sheets
(In thousands, except share amounts)           (Unaudited)
                                              September 30,     December 31,
                                                      1998             1997
                                                      ----             ----
Assets
Current Assets:
   Cash and cash equivalents                      $ 14,082         $    217
   Accounts receivable                               3,670            2,456
   Income taxes receivable                             187                -
   Inventories                                       1,983            1,411
   Prepaid expenses                                    241              319
                                                  --------         --------
Total current assets                                20,163            4,403

Property, plant and equipment                        4,259            3,263
Accumulated depreciation                             1,251              959
                                                  --------         --------
                                                     3,008            2,304

Goodwill net of amortization                            91              101
Capitalized customer lists net of amortization         295                -
Capitalized software net of amortization               204                -
Prepaid royalties & licenses                           620                -
Note receivable-officer                                188                -
Deferred income taxes                                  442              611
                                                  --------         --------
Total assets                                      $ 25,011         $  7,419

Liabilities and stockholders' equity
Current liabilities:
   Trade accounts payable                         $  1,412         $    848
   Accrued liabilities                                 247              233
   Income taxes payable                                  -              209
   Current portion of long-term debt                     -              789
                                                  --------         --------
Total current liabilities                            1,659            2,079

Long-term debt                                           -            2,827

Stockholders' equity:
Common stock, $.01 par value, authorized
40,000,000 shares; issued and outstanding
5,962,868 and 3,861,881 shares in 1998
and 1997, respectively                                  59               39
Convertible preferred stock, $.01
par value; authorized 10,000,000 shares;
issued and outstanding 855,000 shares in 1997            -                9
Additional paid-in capital                          21,084            1,487
Unearned Compensation                                 (115)            (149)
Retained earnings                                    2,324            1,127
                                                  --------         --------
Total stockholders' equity                          23,352            2,513
                                                  --------         --------
Total liabilities and stockholders' equity        $ 25,011         $  7,419

<PAGE 5>

ViaGrafix Corporation
Consolidated Statements of Cash Flows
(In Thousands)                                          Nine Months Ended
(Unaudited, except September 30, 1997)                      September 30,
                                                          1998       1997
                                                          ----       ----
Operating Activities
Net Income                                             $ 1,196    $ 1,482

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
   Depreciation and amortization                           408        236
   Deferred income tax provision                           173        118
   Non-cash interest expense                                45          -
   Loss on disposal of assets                                5          9
   Bad debt expense                                         87         70
   Write-off purchased research and development             37          -
   Amortization of unearned compensation                    24         32
   Changes in operating assets and liabilities:
      Increase in accounts receivable                   (1,286)    (1,027)
      Increase in inventories                             (572)      (341)
      Decrease in prepaid expenses                          75         93
      Increase in accounts payable                         565        181
      Increase in accrued liabilities                       14         57
      Increase in income taxes receivable                 (187)         -
      Decrease in income taxes payable                    (209)       (59)
                                                       -------    -------
Net cash provided by operating activities                  375        851

Investing Activities
Purchase of property, plant & equipment                   (986)      (579)
Purchase of assets of Make It So, Inc.                    (682)         -
Prepaid royalties & licenses                              (620)         -
Note receivable-officer                                   (188)         -
                                                       -------    -------
Cash used in investing activities                       (2,476)      (579)

Financing Activities
Initial public offering of common stock                 20,491          -
Repurchase of common stock                                (917)         -
Repayments of debt                                      (3,661)      (433)
Dividends paid to common and preferred shareholders          -       (506)
Purchase of treasury common stock                            -         (2)
Exercise of stock options                                   53         29
                                                       -------    -------
Net cash provided by (used in) financing activities     15,966       (912)
                                                       -------    -------

Net increase (decrease) in cash and cash equivalents    13,865       (640)
Cash and cash equivalents at beginning of year             217      1,009
                                                       -------    -------
Cash and cash equivalents at end of period             $14,082    $   369

<PAGE 6>
                      ViaGrafix Corporation
           Notes to Consolidated Financial Statements
                           (Unaudited)

1. Basis of Presentation

In the opinion of management of ViaGrafix Corporation
("ViaGrafix" or the "Company"), the accompanying balance sheets and related interim statements of income and cash flows reflect all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company's March 4, 1998 Prospectus ("Prospectus") which is included as a part of Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission.

2. Inventories

Inventories consist of the following:

                                   (Unaudited)
                                 September 30,    December 31,
                                         1998            1997
                                         ----            ----
Finished goods ..............      $1,141,113      $  721,370
Raw materials ...............         841,960         689,887
                                   ----------      ----------
                                   $1,983,073      $1,411,257

3. Earnings Per Share

Basic and diluted earnings per share are computed in conformity with rules and standards established in Statement of Financial Accounting Standards No. 128 "Earnings Per Share." Basic earnings per share are based on the average number of common shares outstanding during each period. Diluted earnings per share assumes conversion of preferred stock to common stock and exercise of stock options outstanding using the treasury stock method.

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

<PAGE 7>
The Company is involved in various other claims and legal actions arising in the ordinary course of business. Management does not believe that the ultimate resolution of these matters will have a material effect on the Company's financial position, results of operations or cash flows.

5. Acquisition

On July 31, 1998 the Company acquired certain assets of Make It So, Inc., a privately held company based in San Mateo, California, that provides e-mail list management services and Internet marketing services, for approximately $682,000. The transaction was financed with existing cash and was accounted for as a purchase. The purchase price and related direct expenses associated with the acquisition have been allocated based on the fair value of the assets purchased. The results of operations for this acquisition have been included in the Company's consolidated results of operations since the acquisition date. Pro forma operating results are not presented as they would not differ materially from actual results for 1998 and 1997.


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

Results of Operations

ViaGrafix develops, produces and markets technology-based information technology ("IT") training products and graphics software products. The Company's IT training courses include video tutorials and interactive multimedia training courses delivered on CD-ROM, LANs, intranets and the Internet for a variety of computer software. ViaGrafix has developed and markets more than 850 training courses for most major personal computer software packages. These products provide an audio-visual environment that is designed to allow users to learn faster and increase retention and productivity. The Company's principal graphics software product, DesignCAD, is a computer-aided design ("CAD") package sold worldwide. ViaGrafix also produces several other CAD-related software packages. The current primary platforms for both the training and software products are Windows 3.1, Windows 95,Windows 98 and Windows NT. The Company believes its training and graphics software products enable users to increase productivity with their computers and thereby reduce costs.

Net Sales. Net sales increased 10% to $4.0 million in the three months ended September 30, 1998 from $3.7 million in the three months ended September 30, 1997. On a year-to-date basis, net sales were $12.3 million, 25% greater than net sales of $9.8 million in the comparable period for 1997. This increase, for the quarter and year-to-date, reflects an increase in sales from existing and new Information Technology (IT) training titles, and was primarily attributable to increases in the volume of products sold rather than increases in prices.

<PAGE 8>
The decrease in sales in the third quarter reflects reduced sales to the Company's largest customer, Ingram Micro, Inc., a distributor that supplies resellers. This decrease was partially offset by increased sales to other customers, including direct sales to end-users. Net sales to Ingram Micro in the third quarter were approximately 9% of total net sales compared to 32% of the total net sales for the first six months of 1998. The majority of this decrease was due to decreased sales of Company products by Ingram Micro to CompUSA and Computer City. CompUSA reported that it acquired the Computer City chain from Tandy Corporation on August 31, 1998 and in September closed 55 of the 101 former Computer City stores.

Cost of Sales. Cost of sales increased 40% to $1.7 million in the three months ended September 30, 1998 from $1.2 million for the three months ended September 30, 1997. Cost of sales as a percentage of net sales increased to 41.7% for the quarter ended September 30, 1998, from 32.8% for the same period in 1997. Most of the increase in cost of sales as a percent of sales in the third quarter of 1998 was attributable to advertising allowances to retailers, which were approximately 13% of net sales in the third quarter of 1998 compared to approximately 5% during the same period in 1997. For the nine month period ended September 30, 1998 cost of sales increased 40% to $5.1 million from $3.7 million for the nine months ended September 30, 1997. Year-to-date, cost of sales as a percentage of net sales increased to 41.8% as compared to 37.3% in the comparable period for 1997. The increase in cost of sales year-to-date as a percent of net sales was a result of increased advertising allowances to retailers, which as a percent of net sales increased to approximately 11% in 1998 from approximately 5% in the first nine months of 1997.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 94% to approximately $1.7 million in the three months ended September 30, 1998 from approximately $858,000 for the same period in 1997. Selling, general and administrative expenses as a percentage of net sales increased to 41.4% for the quarter ended September 30, 1998, from 23.5% during the same period in 1997.

Wage expense increased 40% in the third quarter of 1998 to approximately $992,000 from approximately $710,000 during the third quarter of 1997. Increased wage expenses during 1998's third quarter were primarily due to the previously planned addition of personnel for sales, marketing, technical support and customer service, including the addition of nine personnel in the Company's new subsidiary, Make It So, Inc. The Company believes these staff additions will provide support for increased future sales. The Company is building an infrastructure to support its corporate sales efforts, and in July hired a Director of Corporate Sales to manage that key area of expected sales growth.

Advertising increased 110% to approximately $501,000 during the third quarter of 1998, compared to approximately $239,000 for the same period in 1997. The increase in advertising was due to previously planned increased expenditures through the distribution channel and increased direct advertising, including expenditures related to the release of DesignCAD Pro 2000 during the quarter. The Company plans to maintain advertising expenditures in the fourth quarter at levels above those incurred in the fourth quarter of 1997.

The balance of the increased selling, general and administrative expenditures in the third quarter of 1998 versus the same period in 1997 was approximately $260,000 and was composed of numerous expense categories, mostly to service the planned increased staffing and facilities.

For the first three quarters of 1998, selling, general and administrative expenses increased 74% to approximately $4.2 million from approximately $2.4 million during the same period in 1997. Selling, general and administrative expenses as a percentage of net sales increased to 34.4% for the first nine months of 1998, from 24.8% during the first nine months of 1997. Advertising and commissions paid to manufacturer sales reps increased 142% to approximately $1.3 million and 162% to approximately $412,000 respectively in the first nine months of 1998, compared to approximately $545,000 and $157,000 respectively during the same period of 1997. Wage expenses during the first nine months of 1998 increased to approximately $2.5 million from approximately $1.8 million during the same period of 1997. Advertising and wage expenditures reflect the same emphasis by the Company in the first nine months as discussed in the paragraph above. The increase in commissions paid to manufacturer sales reps was a result of significantly increased sales to retailers through manufacturer sales reps during the first nine months of 1998 compared to the same period in 1997.

<PAGE 9>
Research and Development Expenses. Research and development expenses increased 36% to approximately $423,000 in the three months ended September 30, 1998 compared to approximately $311,000 during the third quarter of 1997. Research and development expenses as a percentage of net sales increased to 10.5% during the quarter ended September 30, 1998, from 8.5% during the same period in 1997. On a year-to-date basis, research and development expenses increased 41% to $1.2 million or 9.6% of net sales from approximately $836,000 or 8.5% of net sales during the same period in 1997. This increase for the third quarter and year-to-date reflects the Company's commitment to expand its number of IT training courses offered. The Company released DesignCAD Pro 2000, the latest version of its flagship CAD software during the third quarter and will be releasing a new graphics program, ViaDraw in November. The Company has continued to increase its development staff during the fourth quarter of 1997 and for the first nine months of 1998.

Depreciation and Amortization. Depreciation and amortization expenses were approximately $203,000 during the third quarter of 1998 representing 5.1% of net sales, compared to approximately $87,000 representing 2.4% of net sales during the third quarter of 1997. For the first nine months, depreciation and amortization in 1998 was approximately $408,000 or 3.3% of net sales, compared to approximately $236,000 or 2.4% during the same period in 1997. For the quarter, and year-to-date, approximately $87,000 of depreciation and amortization is attributable to the assets purchased on July 31, 1998 from Make It So, Inc. The majority of the assets purchased from Make It So, Inc. have depreciable lives of 12 to 18 months.

Net Interest Income (Expense). Net interest income was approximately $156,000 or 3.9% of net sales in the three months ended September 30, 1998 compared to net interest expense of approximately $69,000, or 1.9% of net sales, during the third quarter of 1997. For the first nine months of 1998 net interest income was approximately $319,000 or 2.6% of net sales compared to net interest expense of approximately $218,000 or 2.2% of net sales, during the same period in 1997. A portion of the net proceeds from the initial public offering on March 4, 1998 was used to retire all outstanding long-term debt, which lowered interest expense to approximately $54,000 in the nine months ended September 30, 1998 compared to approximately $231,000 in the same period of 1997. A significant portion of the net proceeds from the initial public offering was invested in highly liquid investments with maturities of three months or less. These investments generated interest income of approximately $373,000 in the first nine months of 1998 compared to interest income of approximately $13,000 in the first nine months of 1997.

Provision for Income Taxes. During the three months ended September 30, 1998 the effective tax rate improved to 8.2% compared to 39.1% for the same period in 1997. Approximately $125,000 of the $156,000 in net interest income during the third quarter of 1998 was derived from federal tax exempt investments. In addition, tax credits discussed below favorably impacted the effective tax rate for the third quarter of 1998.

<PAGE 10>
For the first nine months of 1998 the effective tax rate improved to 25.6% compared to 38.8% for the same period in 1997. The reduction in the effective tax rate was due to several factors, including the realization of research and development tax credits for 1995 through 1998. The amount of available credits for 1995 through 1997 was quantified and the benefit recorded in the first quarter of 1998. In addition, the effective tax rate was impacted favorably by increased tax credits during the first nine months of 1998, and from employing enrolled members of Indian Tribes within specified portions of the State of Oklahoma. These two tax credits were not realized during the first nine months of 1997, as noted above. The employment tax credit was not available until August 1997 as a result of the passage of the Taxpayer Relief Act of 1997. During the first nine months of 1998 approximately $277,000 of the $373,000 in interest income was derived from federal tax exempt investments.

Liquidity and Financial Condition

The Company's cash and cash equivalents totaled approximately $14.1 million at September 30, 1998. Following the Company's initial public offering on March 4, 1998, the Company realized net proceeds from the offering of approximately $20.5 million. Long-term debt of $3.7 million was retired after the Company received the offering proceeds. The Company does not have any long-term debt as of September 30, 1998. On July 31, 1998 the Company utilized approximately $682,000 to purchase the assets of Make It So, Inc. The Company announced on September 1, 1998 that its board of directors had authorized the repurchase of up to $3 million of its common stock. During September 1998 the Company repurchased approximately 181,600 shares of its common stock for approximately $917,000.

The Company believes that its cash balance at September 30, 1998 and cash generated from future operations will satisfy its anticipated working capital requirements for at least the next two years. The Company, however, may need substantial additional funds for potential acquisitions. In the normal course of business, the Company evaluates acquisitions of businesses, product lines and technologies that complement the Company's business, like the Make It So, Inc. acquisition.

During the period ending September 30, 1998 operating activities provided the Company with net cash of approximately $375,000. Operating activities generated cash flows through approximately $1.2 million in net income, increases in accounts payable and accrued liabilities of approximately $579,000 and a decrease in prepaid expenses of approximately $75,000. Depreciation and amortization and non-cash items including interest expense, bad debt expense and deferred income tax provision generated cash flows of approximately $779,000. During the period, cash flow used in operating activities included an increase of approximately $1.3 million in accounts receivable, decreased income taxes payable of approximately $209,000, increased income taxes receivable of approximately $187,000, and increased inventories of approximately $572,000.

The Company's capital expenditures during the first nine months of 1998 were approximately $986,000. Capital expenditures were primarily for expansion of facilities, production and duplication equipment and computer hardware. On July 31, 1998 the Company purchased the assets of Make It So, Inc. for approximately $682,000, including approximately $665,000 in capital and intangible assets. On September 30, 1998 the Company executed a $620,000 Development and Licensing Agreement with Street Technologies, Inc. The President and Chief Executive Officer of Street Technologies, Inc. is a director of the Company. The Company loaned approximately $188,000 to its Vice President and Chief Marketing Officer, in July 1998 as a part of an employment agreement. The loan is secured by a first mortgage on his residence, is at a rate of 8% and is amortized over 30 months with a balloon payment due at the end of two years.

<PAGE 11>
The Company does not currently have any other significant commitments for capital expenditures, and anticipates that it will continue to expand its facilities and purchase equipment as needed to support its product research and development, production of its products, sales and marketing, product support, and administrative staff.

Year 2000 Disclosure ("Y2K")

Until recently, many software systems were not programmed to correctly recognize dates beyond December 31, 1999 (the "Y2K Problem"). The Company believes that Y2K Problems will not have a material adverse effect on its results of operations or financial position.

The Company uses up-to-date, PC-based software for its internal accounting and other applications. The Company has completed testing of its significant applications and found no Y2K Problem defects. The Company's training products and graphics software products do not suffer Y2K defects simply because they do not use dates. The Company does not anticipate incurring material costs in addressing Y2K issues.

The Company could experience difficulty in attracting and retaining qualified technical personnel as the national population of qualified technical people is absorbed by others in addressing their Y2K Problems, but to date the Company has been able to meet its personnel requirements. Should there be widespread defects affecting the financial/banking industry, the Company could experience temporary problems in receiving payments from customers.

The Company does not feel there is a need for any contingency plans related to the Y2K Problem.

Item 3. Quantitative and Qualitative Disclosures About Market
Risk

Not applicable in 1998.

<PAGE 12>
                   Part II. Other Information

Item 1. Legal Proceedings

See Note 4 to Consolidated Financial Statements.

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

(b)  Limitations of Qualifications of Other Securities. None.

(c)  Sales of Unregistered Securities. None.

(d) Use of Proceeds. On July 31, 1998 the Company acquired certain assets of Make It So, Inc., a privately held company based in San Mateo, California, that provides e-mail list management services and Internet marketing services, for approximately $682,000. During September the Company repurchased 181,600 shares of its common stock for approximately $917,000. The Company utilized a portion of the proceeds from its March 4, 1998 initial public offering to fund the acquisition and the stock repurchase.


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
11.  Statement regarding computation of per share earnings
27.  Financial data schedule

(b) Reports on Form 8-K
No reports on Form 8-K were filed by ViaGrafix during the quarter ended September 30, 1998

Items 3, 4 and 5 are not applicable and have been omitted.


                            Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            ViaGrafix Corporation

Date: November 4, 1998      By: /s/ Robert C. Moore, Jr.
                                ----------------------------
                                    Robert C. Moore, Jr.,
                                    Treasurer and Chief Financial Officer

                                    (Principal Financial and Accounting
                                    Officer and Duly Authorized Officer)

<PAGE 13>

                         Exhibit 11.

ViaGrafix Corporation

Computation of Earnings Per Share
(Unaudited, except Nine Months Ended September 30, 1997)
(In thousands, except per share)

The following sets forth the computation of basic and diluted earnings per share for the
                                              Three Months        Nine Months
                                                  Ended              Ended
                                              September 30,      September 30,
                                              1998     1997      1998     1997
                                              ----     ----      ----     ----
Numerator:
   Net income                              $   157  $   689   $ 1,196  $ 1,482
   Preferred stock dividend                      -        -         -       57
                                           -------  -------   -------  -------
Numerator for basic earnings per
 share income - available to common
 shareholders                                  157      689     1,196    1,425
Effect of dilutive securities -
 preferred stock dividend                        -        -         -       57
                                           -------  -------   -------  -------
Numerator for diluted earnings
 per share - income available to common
 shareholders after assumed
 conversions of preferred stock            $   157  $   689   $ 1,196  $ 1,482
                                           =======  =======   =======  =======

Denominator:
 Denominator for basic earnings
  per share - weighted average shares        6,089    3,862     5,544    3,859

Effect of dilutive securities:
 Employee stock options                         92      149       114      149
 Series A convertible preferred stock            -      489       126      489
                                           -------  -------   -------  -------
Dilutive potential common shares                92      638       240      638
                                           -------  -------   -------  -------
Denominator for diluted earnings
 per share - adjusted
 weighted-average conversions                6,181    4,500     5,784    4,497
                                           =======  =======   =======  =======

                                              1998     1997      1998     1997
                                              ----     ----      ----     ----
Basic earnings per share                     $0.03    $0.18     $0.22    $0.37
Diluted earnings per share                   $0.03    $0.15     $0.21    $0.33