Form 10-K
period 1998-12-31
VIAGRAFIX CORP
filed 1999-03-22
CIK 1051556

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                        Commission file number: 33-42633

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

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, par value $.01
                          ----------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements  for the past 90 days.  Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Registrant's voting stock held by non-affiliates of the registrant as of March 19, 1999, was approximately $19,355,000. For purposes of this computation, all officers, directors and 5% beneficial owners of Registrant are deemed to be affiliates.

As of March 19, 1999, Registrant had outstanding a total of 5,788,184 shares of its $.01 par value Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held May 20, 1998, are incorporated into Part III.


<PAGE 2>


                              ViaGrafix Corporation
                             Form 10-K Annual Report
                      For the Year Ended December 31, 1998

                                Table of Contents


Item Number and Caption                                              Page Number

Part I.
-------
Item 1.           Business                                                 3

Item 2.           Properties                                               9

Item 3.           Legal Proceedings                                        9

Item 4.           Submission of Matters to a Vote of Security Holders     10


Part II.
--------
Item 5.           Market for Registrant's Common Equity and Related
                  Stockholder Matters                                     10

Item 6.           Selected Financial Data                                 10

Item 7.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     11

Item 7a.          Quantitative and Qualitative Disclosures About
                  Market Risk                                             23

Item 8.           Financial Statements and Supplementary Data             23

Item 9.           Changes in and Disagreements with Accountants and
                  Financial Disclosure                                    23


Part III.
---------
Item 10.          Directors and Executive Officers of Registrant          23

Item 11.          Executive Compensation                                  24

Item 12.          Security Ownership of Certain Beneficial Owners
                  and Management                                          24

Item 13.          Certain Relationships and Related Transactions          24


Part IV.
--------
Item 14.          Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K                                             24


Signatures                                                                25


<PAGE 3>


PART I.

Item 1. Business

GENERAL

     ViaGrafix Corporation (the "Company") develops, produces and markets technology-based information technology ("IT") training products and graphics software products. The Company's IT training courses include video tutorials and interactive multimedia training courses delivered on CD-ROM, LANs, intranets and the Internet for a variety of computer software. ViaGrafix has developed and markets more than 950 training courses for most major PC software packages. These products provide an audio-visual environment that is designed to allow users to learn faster and increase retention and productivity. Organizations that purchase the Company's multimedia training products can offer them across a network to all employees. The Company's principal graphics software product, DesignCAD, is a computer-aided design ("CAD") package sold worldwide. ViaGrafix also produces several other CAD-related software packages. In 1998 the Company introduced ViaDraw, its initial entry into a new line of graphics software products for the retail market. The primary platforms for both the training and software products are Windows 3.1, Windows 95, Windows 98, and Windows NT.
Through its wholly owned subsidiary, Make It So, Inc., an Internet direct marketing company, the Company provides e-mail list management services and operates an Internet online community.

     ViaGrafix was founded in 1990 to create training products for the PC user, and it developed a library of computer training videos for computer software, such as word processors, spreadsheets and operating systems. The business was expanded to include both business and home computer software training products and, with the acquisition of American Small Business Computers, Inc. ("ASBC") in August 1995, now includes the development and marketing of PC graphics software. On July 31, 1998, with the acquisition of Make It So, Inc. ("Make It So"), the Company's product offerings were further expanded to include Internet direct marketing with broadcast e-mail for businesses, and an online community of over 450,000 members that enables members to purchase products at a discount from advertised retail prices.

     Potential training customers include anyone who has a need to learn to use computer software, including individuals, small businesses, corporations and government agencies. Graphics software customers include architects, engineers, designers and hobbyists. Potential customers for Make It So include any individuals and businesses that are Internet-active.

     ViaGrafix sells its products through distributors and resellers and direct to end-users. ViaGrafix uses its own catalog, promotion of its 800 number and its Internet web site to sell training and software products directly to end-users. Direct sales are also achieved by direct-mail advertising to the Company's database of existing customers and exhibition at approximately 100 trade shows, such as COMDEX, throughout the United States annually.

     The Company has experienced growth in revenues since its inception primarily as a result of internal product development. The Company's sales have grown from $4.9 million in 1994 to $18.8 million in 1998.


Industry Background

     Training Market. With the proliferation of computers, there has been a continually increasing need for training and educational products for computers and software, and for better, easier-to-use software products. Businesses and organizations are becoming increasingly dependent upon computer systems in order to remain competitive in their marketplace. This has resulted in significant growth in the IT training market. According to International Data Corporation ("IDC"), the U.S. market for computer education and training grew to $8.3 billion in 1997 and is expected to reach $14 billion by the year 2002.

<PAGE 4>

     The IT training market is diverse, consisting of a variety of product and service providers. Technology-based training products for IT include CD-ROM based training, video-based training and Internet-delivered training. Non-technology-based training products for IT include books and other written materials. Service providers include technology manufacturers, commercial trainers, consulting firms, value-added resellers, computer dealers, system integrators, network integrators, colleges, universities, and independent service organizations.

     The majority of IT training is still delivered by instructor-led training, which accounted for $6.5 billion, or 78% of the total market, in 1997. However, for several years instructor-led training has grown at a slower rate and is expected to continue at a slower rate than IT training as a whole. Technology-based IT training is quickly gaining acceptance as a competent and efficient method for software education. IDC estimates that technology-based IT training [which includes computer-based training (CBT) CD-ROM/multimedia, video-based training and electronic performance support systems (EPSS) and distance learning] will grow from $1.5 billion in 1997 to $7.7 billion in 2002, representing an annual growth rate of 40%.

     Graphics Software Market. Graphics software for Windows includes CAD software, three-dimensional modeling software, general drawing and design software.

     With the increase in the use of Windows, computers are increasingly being used for design and other graphics intensive tasks. New users of Windows graphics software will be looking for easy-to-learn, easy-to-use software that is affordable.


The ViaGrafix Solution

     ViaGrafix   designs,   develops,    markets,   sells   and   supports   its
technology-based IT training products and graphics software products based on the following principles:

     Leverage Internet Technologies. The Company's products employ Internet technologies for delivery and communication. The Company's multimedia IT training products are available via corporate intranets and the Internet. The Company's software products utilize Internet technologies by offering Internet file compatibility and direct e-mail support.

     Optimize Training Products for Productivity. ViaGrafix develops and markets training courses that teach people how to use popular software packages such as Microsoft Excel, Microsoft Word, Microsoft Windows, Lotus 1-2-3, and WordPerfect. These educational courses offer many advantages over traditional instructor-led training. These courses allow users to fit training to their work schedules, begin training at a level that is appropriate for them, train only on the topics that are relevant to their needs and practice and test their skills as they learn.

     Offer a Broad Range of Training Products. ViaGrafix develops and markets training courses that teach people how to use a diverse selection of software applications, such as PageMaker, DesignCAD, CorelDraw, ACT!, and FrontPage. The Company also develops and markets training courses that teach more technical topics, such as MCSE certification, Visual C++ programming, Visual Basic, and HTML programming.

     Offer Easy-to-Use Graphics Software Products. ViaGrafix designs its graphics software products, including DesignCAD and ViaDraw, to be fully functional, easy-to-learn and easy-to-use. These products are used by architects, engineers, inventors, designers, home hobbyists and others needing computer-aided drafting and computer drawings.

     Offer Products with Superior Value. ViaGrafix attempts to develop products that can be marketed at a lower price than similar competing products.

     Release Products to the Market Quickly. ViaGrafix attempts to develop its products and release them to the market in a relatively short time frame.

<PAGE 5>

Growth Strategy

     The Company's objective is to become a leading provider of technology-based IT training products and graphics software products to the computer market. The following are the key elements of the Company's strategy to achieve that objective:

     Expand Internet Sales and Delivery. The Company believes that its products are well positioned for Internet commerce. The price points of the products, which typically fall between $20 and $100, are affordable, and the products can appeal to virtually any Internet user. The Company has developed its training products to be deliverable via the Internet in real time, using audio and video streaming. The Company will attempt to reach strategic relationships with major Internet companies regarding the sales and delivery of Company products on the Internet. The content of the Company's training courses is something that it considers a valuable asset in the Internet marketplace.

     Increase Direct Corporate Sales. ViaGrafix has created an internal corporate sales force to increase direct sales to the corporate market. Corporate sales currently account for a nominal portion of the Company's sales and represent an area of potential sales growth for the Company's existing product line. In addition to the Company's expanded sales force, the Company is also adding additional features to its training products focused on the corporate client. The Company's subscription licensing model offers customers access to its courses using video, CD, client-server, intranet, or Internet delivery.

     Increase Sales through Major Retailers. The Company's sales to major retailers have grown significantly in the past year and the Company expects to be able to continue growth of such sales. The Company still sells to a relatively small number of major retailers, which leaves the Company with a natural path for growth by adding more retail accounts

     Expand Training Product Offerings. ViaGrafix has created a product development system that utilizes development technologies and a streamlined development process to reduce development time frame and cost. The Company increased its development staff in 1998 to increase the size of its product offering and introduce new training products earlier in the software product sales cycle. This increase in development staff will continue in 1999. ViaGrafix began adding courses on more technical material in 1998. A training library containing comprehensive training for MCSE, Oracle, SQL, and technical Internet topics is appealing to many consumer and corporate clients.

     Expand Software Product Development. The Company expects to successfully market new "easy-to-use" graphics software utilizing its established customer base and sales channel. The Company has the ability to use its core DesignCAD technology to produce these new products at a lower incremental cost. The Company has new graphics software products under current development. These products will expand the Company's software line into broader, less technical areas. The Company also plans to create industry specific applications using the DesignCAD engine.

     Increase International Sales. The Company intends to boost international sales and to continue a long-term effort to translate its products into other languages, beginning with translations of its products into Spanish, German and French. International sales account for more than 50% of many major software companies' sales, but account for less than 10% of the Company's sales.

     Expand Through Acquisition. The Company may engage from time to time in discussions with respect to potential acquisitions. The Company will look primarily for acquisitions that can offer additional content, additional sales channels, or technology. The Company will consider its long-term prospects the most important criteria.

<PAGE 6>

Products

     Technology-based IT Training Products. The Company has developed and markets more than 950 video and multimedia courses. The Company's principal educational products are training videos and multimedia courses teaching today's most popular software, including Microsoft Windows, Microsoft Office, the Internet, Visual C++, Visual Basic, ACT!, Quicken, PageMaker, CorelDraw, Lotus Notes, DesignCAD, and more.

     Each application above may have from one to thirteen courses associated with it. For example, the DesignCAD Pro 2000 training series consists of "Learning DesignCAD Pro 2000, Introduction," "Learning DesignCAD Pro 2000, Advanced," and "Learning DesignCAD Pro 2000, Solid Modeling." There are six courses for Microsoft Excel 97, 12 courses for Windows NT 4 Microsoft Certified Professional (Core), and five courses for Programming in Visual C++.

     Corporate training departments and training companies commonly incorporate training videos or multimedia courses into their existing training programs as a supplemental way to meet varying learning preferences of individuals. Training videos and multimedia courses can also reduce training time and costs otherwise incurred through seminars and personal or classroom instruction and enable training to take place anytime or anywhere. The Company believes these tutorials are an excellent way to increase employee productivity at minimal cost.

     Since 1996, ViaGrafix has developed its multimedia-based interactive software tutorials to be "networkable," which allow them to be accessible simultaneously by multiple users through LANs, corporate intranets, and the Internet. Beginning with Microsoft Office 97 tutorials, an optional "Skill Development Quiz" concludes each chapter and a comprehensive test is offered optionally at the end of each tutorial.

     ViaGrafix training products are offered in three configurations. Video tutorials usually run from 60 to 90 minutes in length and are packaged in a black plastic binder with printed graphics. Most have a suggested retail price of $49.95. This line includes tutorials for beginners, intermediate, and advanced users. A second configuration, "Teach Yourself" video tutorials, are 60 minutes or shorter in length, have less instructional detail, are packaged in a printed cardboard case, and have a suggested retail price of $19.95. Multimedia courses are sold on CD-ROM in a durable clear plastic case with printed graphics, include the full range of instructional titles from beginners to advanced users, and typically have a suggested retail price of $49.95. Multimedia courses generally contain two to four hours of training. Multimedia courses are also offered on LANs, intranets, and the Internet. Pricing for these delivery methods is based on the number of titles and length of license period.

     Graphics Software Products. The Company develops and markets several graphics software packages. DesignCAD Pro 2000 is the latest CAD product offered by the Company. DesignCAD Pro 2000, with a retail price of $299, offers true solid modeling, extensive dimensioning, animation, Internet capability, file compatibility with all the major file types, and object linking and embedding.

     The Company introduced a line of graphics software products for the consumer market in late 1998. ViaDraw, a general-purpose graphics package released in November 1998, is the Company's first entry in this line. ViaCAD, a low cost CAD package, was released in the first quarter of 1999. ViaPage, a web-page editor, is currently under development and scheduled for release in the second quarter of 1999. All of these new products are targeting the consumer marketplace via retail stores and Internet commerce at a price point of $40-60.

     Internet Marketing Products and Services. The Company's wholly owned subsidiary, Make It So, provides Internet direct marketing services with broadcast e-mail for businesses, and it offers a membership in ClubMail, an online community of over 450,000 members. ClubMail members can purchase products at a discount from advertised retail prices.

<PAGE 7>

Product Development

     Since inception, the Company has made substantial investments in product research and development. During 1998, 1997 and 1996, research and development expenses were approximately $1.7 million, $1.2 million and $467,000, respectively. As of December 31, 1998, the Company had 62 employees engaged in research and development. Substantially all of the Company's product research and development activities take place in its Pryor, Oklahoma facility.

Sales and Marketing

     The Company sells and markets its technology-based IT training products and graphics software products directly and through resellers and distributors. During 1998, the Company achieved approximately 29% of its revenues through direct sales and approximately 71% of its revenues through resellers and distributors.

     The Company relies heavily upon sales to Ingram Micro, Inc. ("Ingram"), a major distributor that supplies computer-related products to other resellers, including some major retailers. Sales to Ingram accounted for approximately 29% of the Company's 1998 revenues. The Company also relies heavily upon sales to certain retailers, including Best Buy Company, Inc., CompUSA Inc., Fry's Electronics, Inc., Hastings Entertainment, Inc., Micro Center (trade name of Micro Electronics, Inc.) and Office Max, Inc. Direct and indirect sales to the Company's six top retailers accounted for 33% of the Company's 1998 revenues [indirect sales of the Company's products are supplied to these retailers through distributors such as Ingram or Tech Data Corporation ("Tech Data")]. The Company is currently investing, and intends to continue to invest, significant resources to develop these channels.

     The Company expects to utilize the increasing influence of the Internet by relying heavily upon sales to certain Internet commerce partners. Subsequent to December 31, 1998 the Company's training products were made available by America On Line, Inc. ("AOL") to its subscribers on the AOL service.

     Of the Company's sales in 1998, 1997 and 1996, 83%, 81% and 69%, respectively, were of the Company's training products and 13%, 19% and 31%, respectively, were of the Company's software products. The Company acquired the assets of Make It So, Inc. on July 31, 1998, and for the last five months of the year the subsidiary generated approximately 4% of the Company's total 1998 sales.

Customers (End-Users)

     The Company's training products are used to educate people in the use of software. The Company estimates that about two-thirds of its training customers use the products for work-related activities, and one-third use the products for personal improvement. The Company estimates that about one-third of DesignCAD users are professional engineers and about one-third use DesignCAD for architectural and building applications. The remaining customers use DesignCAD for a wide variety of purposes, such as facilities management, technical illustration and casual drawing.

     The Company has an extensive and diverse list of end-users, including thousands of users from various industries including telecommunications, technology, oil and gas, healthcare, insurance, government, finance and education.

Customer Support

     The Company believes that its ability to provide quality customer service and support to its distributors and its end-user customers is essential to the continued acceptance of its products. The Company has a 60-day return policy on all products and offers extended terms and return policies to some major retailers and distributors. The Company's customer support services are as follows:

     Technical Support. The Company's technical staff provides telephone, fax, mail and e-mail support to the entire customer base. In addition, qualified developers and partners who work closely with the Company's products have extended access to the Company's Internet support site, which contains technical updates and technical maintenance files.

<PAGE 8>

     Customer Service. The Company's customer service staff provides processing and shipping information on current and future orders. These personnel also deal with any customer inquiries involving delivery, availability, priority handling and replacement products.

Production and Suppliers

     The majority of the production of the Company's products takes place at its Pryor, Oklahoma facility. This primarily includes duplicating and packaging.

     Inventories of finished goods are generally kept at levels equal to one to six weeks of orders. The principal physical components of the Company's products are diskettes, CD-ROMs, videotapes, printed material and manuals. The Company keeps significant inventories of these raw materials in order to meet rapid delivery requirements of its customers. The materials that make up these principal physical components of the Company's products are available from a number of suppliers. The Company has not experienced any material difficulties or delays in the manufacture and assembly of its products or material returns due to product defects or product availability.

Intellectual Property Rights

     The Company regards certain features of its internal operations, software and documentation as its intellectual property. The Company believes that, because of the rapid pace of technological change in the computer software industry, trade secret and copyright protection are less significant than factors such as the knowledge, ability and experience of the Company's employees, frequent product enhancements and the timeliness and quality of support services. The Company relies on a combination of contract, copyright, trademark and trade secret laws and other measures to protect its intellectual property. The Company has no patents. The Company licenses its software products primarily under "shrink-wrap" licenses that are not signed by its licensees. These shrink-wrap licenses may be unenforceable under the laws of certain jurisdictions.

     The Company provides its products to customers on a "right-to-use" basis under non-exclusive licenses, which generally are nontransferable and have a perpetual term. The Company typically licenses its products solely for the customer's internal operations.

Competition

     The market for technology-based IT training products and graphics software products is highly competitive and is characterized by rapid changes in technology and frequent introductions of new platforms and features. The Company expects competition to increase as other companies introduce additional and more competitive products in these markets. In its video training business, the Company competes primarily with a number of small private companies. In its multimedia training business, the Company competes directly against a number of small private companies, and indirectly with a number of large computer-based training vendors, most of whom are expected to enter the multimedia training business. Some of these computer-based training vendors, such as CBT Group, P.L.C., and National Educational Training Group, Inc., have larger technical staffs, greater brand recognition and market presence, more established and larger marketing and sales organizations and substantially greater financial resources than the Company.

     Some of the Company's competitors in the graphics software business such as Autodesk, Inc., Visio Corporation, and International Microcomputer Software, Inc. have larger technical staffs, greater brand recognition and market presence, more established and larger marketing and sales organizations and substantially greater financial resources than the Company.

     The Company believes that the competitive factors affecting the market for the Company's products include product performance, price and quality; product functionality and features; the availability of products for existing and future platforms; the ease of use and ease of integration of the products with other hardware and software components; and the quality of customer support services.

<PAGE 9>

     The Company's present or future competitors may be able to deliver products comparable or superior to those offered by the Company or adapt more quickly than the Company to new technologies or evolving customer requirements. In order to remain successful in the software products market, the Company must respond to technological change, customer requirements and competitors' current products, product enhancements and innovations. In particular, in an effort to respond to customer feedback and new technological advances, the Company is currently developing additional products and enhancements for its multimedia training product line that is deliverable via CD-ROM, LAN, intranet, or Internet.

Backlog and Seasonality

     The Company typically ships its products within a short period after acceptance of orders from distributors and other customers. Accordingly, the Company typically does not have a material backlog of unfilled orders and net sales in any quarter are substantially dependent on orders booked in that quarter.

     The Company's business has been affected somewhat by seasonal trends, including higher net revenues in the fiscal quarter ended December 31 as a result of strong calendar year-end holiday purchases by end users of its products. As a result, the Company may experience lower net revenues in the fiscal quarters ended March 31, June 30 and September 30. These seasonal patterns may be overshadowed in particular quarters by the timing of new product introductions, expansion into new markets and other factors affecting the Company's business.

Employees

     As of December 31, 1998, the Company had a total of 216 employees, including 58 employees in sales, marketing, technical support and customer service, 62 employees in research and development, 46 employees in production and product handling, 39 employees in administration and support roles, and 11 employees employed by Make It So. The Company has allocated approximately 8,000 square feet of its facilities to recreational, physical fitness and child-care facilities for, and offers flexible work schedules to, many of its employees. None of the Company's employees are represented by a labor union. Management believes that the Company's relations with its employees are good.


Item 2. Properties

     The Company's administrative, marketing, production and product development facilities consist of approximately 68,000 square feet at one location in Pryor, Oklahoma. The Company owns and occupies this facility and the five acres of land on which it is located. In December 1998 the Company purchased an additional ten acres of land in Pryor, Oklahoma for expansion of its facilities and expects to begin construction in the first quarter of 1999.


Item 3. Legal Proceedings

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

     From time to time, the Company is involved in litigation arising out of operations in the normal course of business, none of which is expected to have a material adverse effect on the Company's results of operations or financial position.

<PAGE 10>

Item 4. Submission of Matters to a Vote of Security Holder

     No matter was submitted to a vote of security holders, through solicitation of proxies or otherwise, during the period from October 1, 1998, through December 31, 1998.


PART II.

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

     The Company's Common Stock trades on The Nasdaq Stock Market under the symbol "VIAX". The range of sales prices for the Company's Common Stock since the Company's initial public offering on March 4, 1998 as reported by National Association of Securities Dealers, Inc., was as follows:

Quarter Ended                 High Bid           Low Bid
-------------                 --------           -------
March 31, 1998                  $15.25            $11.75
June 30, 1998                   $16.00             $5.25
September 30, 1998               $8.13             $4.63
December 31, 1998                $7.50             $2.53


Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with the financial statements and related notes thereto for the periods indicated, which are included elsewhere in this report.


                                                                        Years Ended December 31,
                                                   ---------------------------------------------------------------
                                                   -----------  ------------  -----------   ----------  ----------
                                                      1998         1997          1996       1995 (1)      1994
                                                   -----------  ------------  -----------   ----------  ----------
Statement of Operations Data (2):                               (In thousands, except per share data)
Net Sales                                            $ 18,750      $ 13,695     $ 10,077      $ 7,230     $ 4,884
Gross Profit                                           14,205        10,652        7,463        4,984       3,204
Operating Expenses:
     Selling, general and administrative                6,212         4,120        3,704        2,828       1,462
     Advertising                                        4,443         1,961        1,207        1,062         208
     Research and development                           1,697         1,162          467          320         207
     Purchased research and development (3)                 -             -            -        1,397           -
     Depreciation and amortization                        734           319          685          433          54
                                                     --------      --------     --------     --------    --------
Operating profit (loss)                                 1,119         3,090        1,400       (1,056)      1,273
Net interest income (expense)                             481          (251)        (262)        (109)          3
                                                     --------      --------     --------     --------    --------
Income (loss) before income taxes                       1,600         2,839        1,138       (1,165)      1,276
Net Income (loss)                                      $1,246        $2,023        $ 675       $ (707)    $ 1,039
                                                   ===========  ============  ===========   ==========  ==========
Diluted earnings per share (4)                         $ 0.21        $ 0.45       $ 0.15      $ (0.21)      $0.24
                                                   ===========  ============  ===========   ==========  ==========
Diluted weighted average shares (4)                     5,842         4,498        4,405        3,503       4,286

Pro Forma Data:
Pro forma net income (loss) (5)                        $1,246        $2,023        $ 675       $ (707)      $ 791
                                                   ===========  ============  ===========   ==========  ==========
Pro forma net income (loss) per diluted
     common share (4) (5)                              $ 0.21        $ 0.45       $ 0.15      $ (0.21)     $ 0.18
                                                   ===========  ============  ===========   ==========  ==========
<PAGE 11>

Balance Sheet Data:
Cash, cash equivalents and short-term investments    $ 13,046         $ 218       $1,009         $ 35       $ 389
Working capital                                        18,066         2,324        1,637          676         872
Total assets                                           25,216         7,419        6,112        5,283       1,302
Long-term debt                                              -         2,827        3,482        3,478           -
Total shareholders' equity                             22,834         2,513          937          243         979
Dividends per common share equivalent                       -         $0.12            -        $0.05           -

Supplemental Data:
Number of training courses offered                        950           670          460          335         230

(1) The operating results of ASBC are included in the statements of operations from the August 15, 1995 acquisition date forward.
(2) Cooperative advertising expense and certain staff expenses previously reported in cost of sales have been reclassified to advertising expense and to selling, general, and administrative expense. Prior periods have been reclassified for consistency.
(3) The Company incurred a one-time charge in 1995 to write off the acquired in-process research and development related to the acquisition of ASBC.
(4) Shares have been adjusted in 1997-1994 for a 1 for 1.75 reverse stock split on December 12, 1997.
(5) Includes a pro forma tax provision, as the Company was an S corporation from January 1 to August 16, 1994.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements and Notes, presented on pages F-1 through F-25, and the other financial information included elsewhere in this Form 10-K.


RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain financial data expressed in percentages:


                                                                    Year Ended December 31,
                                                    --------------------------------------------------
                                                            1998             1997            1996
                                                            ----             ----            ----
Net sales                                                  100.0 %          100.0 %         100.0 %

Cost of sales                                               24.2             22.2            25.9

Gross profit                                                75.8             77.8            74.1

Selling, general and administrative                         33.1             30.1            36.8

Advertising                                                 23.7             14.3            12.0

Research & development                                       9.1              8.5             4.6

Depreciation & amortization                                  3.9              2.3             6.8

Operating profit                                             6.0             22.6            13.9

Net interest income (expense)                                2.6             (1.8)           (2.6)

Income before income taxes                                   8.5             20.7            11.3

Net income                                                   6.6             14.8             6.7

<PAGE 12>

1998 COMPARED WITH 1997

     Net Sales. Net sales increased 37% to $18.8 million for the year ended December 31, 1998, compared to $13.7 million for the year ended December 31, 1997. This increase in sales results primarily from existing and additional training products, along with sales of approximately $826,000 or 4% of total 1998 sales, from the Company's subsidiary, Make It So, Inc. for the last five months of 1998. IT training product sales for the year ended December 31, 1998 increased 40% to approximately $15.5 million, or 83% of total sales, compared to approximately $11.1 million, or 81% of total sales, in 1997. This increase was primarily attributable to increases in the volume of products sold rather than increases in prices. Graphics software sales for the year ended December 31, 1998, decreased 8.5% to approximately $2.4 million, or 13% of total sales, compared to approximately $2.6 million, or 19% of total sales, in 1997. This decrease was primarily due to lower than expected sales of the Company's DesignCAD upgrade, DesignCAD Pro 2000, that was introduced in late August 1998.

     Cost of Sales. Cost of sales increased 49% to $4.5 million for the year ended December 31, 1998, compared to $3.0 million in 1997. Cost of sales as a percentage of total sales increased to 24.2% for the year ended December 31, 1998, from 22.2% for 1997. The increase in cost of sales as a percent of sales was a result of increased sales to major retailers of lower margin products. In addition, there was a higher cost of sales percentage (43.2%) from Make It So, Inc. that affected the Company's sales mix during the last five months of 1998.

     The classification of certain expenses on the Company's Consolidated Statements of Income has been changed in 1998. Cooperative advertising expense and certain staff expenses previously reported in cost of sales have been reclassified to advertising expense and to selling, general, and administrative expense. Prior periods have been reclassified for consistency.

     Selling, General and Administrative Expense. Selling, general and administrative expense increased 51% to $6.2 million for the year ended December 31, 1998, compared to $4.1 million in 1997. Selling, general and administrative expenses as a percentage of total sales increased to 33.1% for the year ended December 31, 1998, from 30.1% for 1997. The increase was primarily a result of increased staffing and commission expenditures. Staffing and commission expenditures increased 53% to $4.2 million in the year ended December 31, 1998 from $2.7 million in 1997. Increased commission expenditures were a result of increased sales. Staffing increased during the year to 216 employees (154 non-R&D) as of December 31, 1998 compared to 145 employees (101 non-R&D) on December 31, 1997. The Company believes these staff additions will provide support for increased future sales. The largest employee increases were in marketing and sales teams. The Company is building an infrastructure to support its corporate sales efforts, and increased its corporate sales staff from two people to 14 people during 1998. The balance of the increased selling, general and administrative expenditures during 1998 were primarily to service the planned increased staffing and facilities.

     Advertising Expense. Advertising expense increased 127% to $4.4 million in the year ended December 31, 1998 from $2.0 million in 1997. Advertising expense as a percentage of total sales increased to 23.7% for the year ended December 31, 1998, from 14.3% in 1997. Advertising expenses are for cooperative advertising, advertising through the channels of distribution, direct advertising, and print media advertising.

     Research and Development Expense. Research and development expense increased 46% to $1.7 million for the year ended December 31, 1998 compared to $1.2 million in 1997. Research and development expense as a percentage of net sales increased to 9.1% for the year ended December 31, 1998, from 8.5% in 1997. This increase reflects the Company's commitment to expand its number of IT training courses offered, as it released 280 new computer-training titles in 1998. Included in the research and development expense for 1998 are costs associated with the initiation of the development of training libraries in Spanish, French and German. The Company expects to have completed a library of core titles in Spanish to market through international distributors by the second quarter of 1999. A library of core titles in German and French is expected later in 1999. The Company released DesignCAD Pro 2000 during the third quarter, and DesignCAD LT 2000 in the fourth quarter of 1998. ViaDraw, the Company's first entry in a line of graphics software products for the consumer market, was released in late November 1998. Two additional graphics software products for the consumer market, ViaCAD, a low cost CAD package, was released in the first quarter of 1999, and ViaPage, a web-page editor, is scheduled to be released in the second quarter of 1999. Research and development expenditures also included development efforts on the Company's web site and on Internet online delivery of training. The Company continued to increase its development staff during 1998 and as of December 31, 1998 had 62 employees in research and development compared to 44 on December 31, 1997. The Company believes that significant investment in research and development is required to remain competitive in its markets and, therefore, expects research and development expense to continue to increase in future periods.

<PAGE 13>

     Depreciation and Amortization Expense. Depreciation and amortization expense increased 130% to approximately $734,000 during the year ended December 31, 1998 from approximately $319,000 during 1997. Depreciation and amortization expense as a percentage of sales increased to 3.9% for the year ended December 31, 1998 compared to 2.3% in 1997. In 1998 depreciation and amortization of approximately $219,000 was attributable to the assets purchased on July 31, 1998 from Make It So, Inc. The majority of the assets purchased from Make It So, Inc. have depreciable lives of 12 to 18 months. The remainder of the increase in depreciation and amortization expenses in 1998 was primarily attributable to asset additions during the year for expansion of facilities, production and duplication equipment and computer hardware. During the fourth quarter the Company recognized approximately $78,000 in amortization of prepaid royalties to 7th Street.com, Inc., formerly Street Technologies, Inc.

     Net Interest Income (Expense). Net interest income was approximately $481,000 or 2.6% of sales for the year ended December 31, 1998 compared to net interest expense of approximately $252,000 or 1.8% of sales in 1997. A portion of the net proceeds from the Company's initial public offering on March 4, 1998 was used to retire all outstanding long-term debt, which lowered interest expense to approximately $54,000 for the year ended December 31, 1998 compared to approximately $272,000 in interest expense in 1997. A significant portion of the net proceeds from the initial public offering was invested in highly liquid investments with maturities of six months or less. These investments generated interest income of approximately $535,000 for the year ended December 31, 1998 compared to interest income of approximately $21,000 in 1997.

     Income Taxes. In the year ended December 31, 1998, the effective tax rate improved to 22% compared to 29% in 1997. The reduction in the effective tax rate was due to several factors, including the realization of research and development tax credits for 1995 through 1998. The amount of available credits for 1995 through 1997 was quantified and the benefit recorded in the first quarter of 1998. During 1998 approximately $383,000 of the $535,000 of interest income was derived from federal tax exempt investments, while there was no interest income in 1997 derived from federal tax exempt investments.


1997 COMPARED WITH 1996

     Net Sales. Net sales increased 36% to $13.7 million for the year ended December 31, 1997, compared to $10.1 million for the year ended December 31, 1996. This increase reflects an increase in sales primarily from existing and additional training products. IT training product sales for the year ended December 31, 1997 increased 60% to approximately $11.1 million, or 81% of total sales, compared to approximately $7.0 million, or 69% of total sales, in 1996. This increase was primarily attributable to increases in the volume of products sold rather than increases in prices. Graphics software sales for the year ended December 31, 1997, decreased 17% to approximately $2.6 million, or 19% of total sales, compared to approximately $3.1 million, or 31% of total sales, in 1996. This decrease was primarily due to stronger sales of DesignCAD upgrades for Windows 95 in 1996.

<PAGE 14>

     Cost of Sales. Cost of sales increased 16% to $3.0 million for the year ended December 31, 1997, compared to $2.6 million in 1996. Cost of sales as a percentage of total sales decreased to 22.2% for the year ended December 31, 1997, from 25.9% for 1996. The decline in cost of sales as a percent of sales was a result of productivity improvements due to economies of scale as sales increases were covered with a minimal increase in duplicating and packaging personnel.

     Selling,   General  and  Administrative  Expense.   Selling,   general  and
administrative expense increased 11% to $4.1 million during the year ended December 31, 1997, compared to $3.7 million in 1996. Selling, general and administrative expense as a percentage of total sales decreased to 30.1% for the year ended December 31, 1997, from 36.8% in 1996, due largely to the Company's ability to control its growth in payroll and trade show expenses.

     Advertising Expense. Advertising expense increased 62% to $2.0 million during the year ended December 31, 1997, compared to $1.2 million in 1996. Advertising expense as a percentage of total sales increased to 14.3% for the year ended December 31, 1997, from 12.0% in 1996. Advertising expenses are for cooperative advertising, advertising through the channels of distribution, direct advertising, and print media advertising.

     Research and Development Expense. Research and development expense increased 149% to $1.2 million during the year ended December 31, 1997, compared to approximately $467,000 in 1996. Research and development expenses as a percentage of total sales increased to 8.5% for the year ended December 31, 1997, from 4.6% in 1996. This higher level of research and development expense reflects an overall increase in personnel for product development.

     Depreciation and Amortization Expense. Depreciation and amortization expense decreased from approximately $685,000 during the year ended December 31, 1996, to approximately $319,000 in 1997. Depreciation and amortization as a percentage of sales decreased from 6.8% for the year ended December 31, 1996, to 2.3% in 1997. This reduction was due mostly to the conclusion of the amortization period for purchased ASBC software, which was only $5,500 in the year ended December 31, 1997, versus approximately $322,000 during 1996.

     Income Taxes. In the year ended December 31, 1997, the effective tax rate improved to 29% compared to 41% in 1996. The reduction in the effective tax rate was due to the realization of tax credits from 1994 through 1997 resulting from the passage of the Taxpayer Relief Act of 1997 in August, 1997, which clarified that companies employing enrolled members of Indian Tribes within specified portions of the State of Oklahoma are eligible to receive a tax credit. The credits are based upon a percentage of the increase in qualified wages paid to qualified members of Indian Tribes. The amount of available credits was quantified and the benefit recorded in the fourth quarter of 1997.


LIQUIDITY AND FINANCIAL CONDITION

     The Company's cash, cash equivalents and short term investments totaled approximately $13.0 million at December 31, 1998. Following the Company's initial public offering on March 4, 1998, the Company realized net proceeds from the offering of approximately $20.5 million. Long-term debt of $3.7 million was retired after the Company received the offering proceeds. The Company has no long-term debt as of December 31, 1998.

     The Company believes that its cash and short-term investment balances at December 31, 1998 and cash generated from future operations will satisfy its anticipated needs for working capital and capital expenditures for the foreseeable future. However, the Company could need additional funds in order to fund business expansion, develop new or enhanced products, respond to competitive pressures or acquire complementary products, businesses or technologies. In the normal course of business, the Company evaluates acquisitions of businesses, product lines and technologies that complement the Company's business, like the Make It So, Inc. acquisition.

<PAGE 15>

     During the year ended December 31, 1998 the Company's operating activities generated net cash of approximately $58,000. Operating activities generated cash flows through approximately $1.2 million in net income, $1.2 million in increases in accounts payable and accrued liabilities, and approximately $734,000 in depreciation and amortization. Non-cash items, including an increase in the deferred income tax provision, bad debt expense, a loss on disposal of assets and interest expense generated cash flow of approximately $291,000. During 1998 the most significant use of cash by operating activities was from a $2.4 million increase in trade accounts receivable. Trade accounts receivable increased $1.0 million during the fourth quarter primarily due to increased sales to major retailers, including the Company's largest shipment ever of $1.4 million to CompUSA through the Company's largest customer, distributor Ingram Micro. Cash flow used in operating activities during 1998 also included increased inventories of approximately $497,000, increased income tax receivable and prepaid expenses of approximately $408,000, and a reduction in income taxes payable of approximately $209,000.

     The Company's capital expenditures during 1998 were approximately $1.1 million. Capital expenditures were primarily for expansion of facilities, production and duplication equipment and computer hardware. On July 31, 1998 the Company purchased the assets of Make It So, Inc., a California corporation, for approximately $682,000 (including approximately $665,000 in capital and intangible assets), and subsequently contributed those assets to a newly formed Oklahoma subsidiary, Make It So, Inc. On September 30, 1998 the Company executed a $620,000 Development and Licensing Agreement with 7th Street.com, Inc. The President and Chief Executive Officer of 7th Street.com, Inc. is a director of the Company. The Company loaned approximately $188,000 to its Vice President and Chief Marketing Officer in July 1998 as a part of an employment agreement. The loan is secured by a first mortgage on his residence, at a rate of 8%, and is being repaid monthly with a balloon payment due at the end of two years.

     In December 1998 the Company purchased land in Pryor, Oklahoma for expansion of its facilities for $115,000, and to accommodate the seller, agreed to finance $103,500 of the purchase price at 5% interest until June 1, 1999. The Company expects to begin construction in the first quarter of 1999. The Company does not currently have any other significant commitments for capital expenditures. The Company anticipates that it will continue to expand its facilities and purchase equipment as needed to support its product research and development, production of its products, sales and marketing, product support, and administrative staff.

     The Company announced on September 1, 1998 that its Board of Directors had authorized the repurchase of up to $3 million of its common stock. As of December 31, 1998 the Company had repurchased 278,900 shares, for approximately $1.5 million.


YEAR 2000 DISCLOSURE

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer equipment and software and devices with embedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company uses up-to-date, PC-based software for its internal accounting and other applications. The Company has completed testing of its internal accounting and other significant applications and has found no Year 2000 defects. The Company has checked its training products and graphics software products for Year 2000 defects and has found none.

     The Company may encounter some Year 2000 defects in the software it uses internally, but believes that these can be resolved as they are encountered. The Company does not intend to do further testing of its internal systems for Year 2000 defects. The Company has no contingency plans related to the Year 2000 issue.

<PAGE 16>

     The Company could encounter some Year 2000 defects in the products and services it produces and markets. The Company intends to continue to evaluate its products and services to ensure they perform correctly in the year 2000. If Year 2000 defects are encountered, the Company could be liable for substantial legal claims and litigation, and the adverse publicity could have a material adverse effect on the future sales of the Company's products and services, even after any Year 2000 defects are resolved. However, any material adverse effect on the Company's financial position and results of operations and cash flows cannot be currently estimated.

     The Company relies on outside suppliers for raw materials, outside distributors for its finished products, financial institutions for its banking, and a number of other third parties in its normal business operations. If these third-party suppliers and service providers have substantial Year 2000 problems, it could have a material adverse effect on the Company's business. The Company is not requiring its suppliers and service providers to provide Year 2000 readiness information.

     The Company has not incurred and does not anticipate incurring material costs in addressing Year 2000 issues.

     The Company believes its largest risk regarding the Year 2000 issue is from legal claims and litigation. The Company expects that there will be a large number of lawsuits filed over Year 2000 issues in the United States because of the great publicity of the Year 2000 issue. Even small Year 2000 problems encountered by the Company could result in substantial legal claims, lawsuits, and class action lawsuits against the Company, which in turn could have a material adverse effect in the Company's financial position.

Future performance and additional Risk Factors

Dependence on New Products; Rapid Technological Change; Product Development Risk

     The market for the Company's products is characterized by rapid technological advances and evolving industry standards and can be significantly affected by new product introductions, changing customer requirements and market activities of industry participants. The life cycles of the Company's products are difficult to estimate and the Company's position in the current market could be undermined by rapid product advances. The Company's future success will depend upon its ability to continue to improve existing product lines and to develop and introduce products with new or enhanced capabilities that address the increasingly sophisticated needs of its customers and keep pace with technological and competitive developments. Among other things, the emergence of the Internet as an alternative computing platform and distribution medium may adversely affect the demand for single-user products and alter current software utilization, distribution and pricing patterns. There can be no assurance that the Company will be able to successfully develop and market new or enhanced products or respond effectively to technological changes or new product announcements by others. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could result in a loss of competitiveness and revenue.

     Delays in the release of new and upgraded versions of the Company's IT training products and graphics software products could have a significantly negative impact on the Company's sales and results of operations. Because of the complexities inherent in developing software products as sophisticated as those sold by the Company and the lengthy testing periods associated with such products, no assurance can be given that future product introductions by the Company will not be delayed. In addition, complex software programs may contain undetected errors or "bugs" when they are first introduced or as new versions are released. There can be no assurance that errors will not be found in the Company's existing or future products, with the possible result of delays in or loss of market acceptance of these products, diversion of the Company's resources, injury to the Company's reputation and increased service and warranty expenses.

<PAGE 17>

Reliance on a Major Distributor

     The Company relies heavily upon sales to Ingram, a distributor that supplies resellers, including some major retailers. Sales to Ingram accounted for approximately 29% of the Company's 1998 revenues, approximately 17% of the Company's 1997 revenues, and were less than 10% of the Company's 1996 revenues. The Company's unwritten agreement with Ingram does not require minimum purchases, is not exclusive and may be terminated by either party without cause. There can be no assurance that Ingram will actively market the Company's products or will maintain its relationships with the Company. Any loss of, or material decrease in, the business from Ingram could have a material adverse effect on the Company's business, financial condition and results of operations. [See Note 10 of Notes to Financial Statements.]


Reliance on Major Retailers

     The Company relies heavily upon sales to certain retail customers, including Best Buy Company, Inc., CompUSA Inc., Fry's Electronics, Inc., Hastings Entertainment, Inc., Micro Center (trade name of Micro Electronics, Inc.) and Office Max, Inc. Direct and indirect sales to the Company's six top retail customers accounted for 33% of the Company's 1998 revenues (indirect sales of the Company's products are supplied to these retailers through distributors such as Ingram or Tech Data). The Company's ability to achieve significant revenue growth in the future will depend in part on adding new retail accounts and leveraging its relationships with existing retailer customers. The Company is currently investing, and intends to continue to invest, significant resources to develop these channels. There can be no assurance that the Company will be able to leverage relationships with existing retail accounts and add new retailers to market the Company's products effectively. The inability to do so could have a material adverse effect on the Company's business, results of operations and financial condition. [See Note 10 of Notes to Financial Statements.]

Reliance on Internet Commerce Partners

     The Company expects to utilize the increasing influence of the Internet by relying heavily upon sales to certain Internet commerce partners. The Company's ability to achieve significant revenue growth in the future will depend in part on adding Internet commerce partners along with leveraging its relationships with those partners. Subsequent to December 31, 1998 the Company's training products were made available by AOL to its subscribers on the AOL service. The Company is currently investing, and intends to continue to invest, significant resources to develop this channel. There can be no assurance that the Company will be able to add new Internet commerce partners, retain those partners or leverage its relationships with Internet commerce partners. The inability to do so could have a material adverse effect on the Company's business, results of operations and financial condition.


Dependence on Resellers

     The Company distributes its products primarily through a network of dealers, retailers and other resellers. Accordingly, the Company is dependent upon these resellers to assist in promoting market acceptance of its products. There can be no assurance that these dealers, retailers and other resellers will devote the resources necessary to provide effective sales and marketing support to the Company. The Company's dealers, retailers and other resellers are not generally contractually committed to make future purchases of the Company's products and, therefore, could discontinue carrying the Company's products in favor of a competitor's product or for any other reason. In addition, the Company is dependent upon the continued viability and financial stability of these dealers, retailers and other resellers, some of which are small organizations with limited capital. The Company believes that its future growth and success will depend in large part upon its dealer, retailer and other reseller channels. Accordingly, if a significant number of its dealers, retailers and other resellers were to experience financial difficulties, or otherwise become unable or unwilling to promote, sell or pay for the Company's products, the Company's results of operations could be adversely affected.

<PAGE 18>

Competition

     The markets for technology-based IT training products and graphics software products are highly competitive and characterized by rapid changes in technology. In the technology-based IT training products market, the Company competes primarily with a small number of small private companies, and a few large public companies. In the market for graphics software products, the Company competes primarily with several large public companies, including AutoDesk, Inc., International Microcomputer Software, Inc., and Visio Corporation.

     Certain of the Company's competitors have substantially greater financial, marketing and technical resources than the Company. There can be no assurance that other companies have not developed or marketed, or will not develop or market, products that are superior to those of the Company, that are offered at substantially lower prices than those of the Company or that have or will achieve greater market acceptance than those of the Company.


Reliance on Microsoft Technology

     The Company's technology-based IT training products and graphics software products are designed for Microsoft technologies, including Windows NT, Windows 98, Windows 95, Windows 3.1, and MS-DOS. Although the Company believes that Microsoft technologies are and will be widely utilized by its customers, no assurance can be given that these individuals or businesses will actually adopt such technologies as anticipated or will not in the future migrate to other computing technologies that the Company does not support. Moreover, the Company's strategy will require that the Company's products and technology be compatible with new developments in Microsoft's technology.


Risks Associated with the Internet

     The technology marketplace has recently experienced a higher emphasis on Internet-related services and content tailored for the Internet and corporate intranets. The Company has incurred costs and made investments to take advantage of opportunities created by the Internet and corporate intranets. The Company expects to incur significant additional costs as it continues to pursue these and other Internet-related opportunities. There can be no assurance that the Company's Internet strategy will be successful, or that the costs and investments in this area will provide satisfactory results. The Company's failure to execute its Internet strategy successfully and in a timely manner could materially and adversely affect its competitive position and its financial results.


Risks Associated with the Corporate Sales Efforts

     The Company has recently begun a major effort to achieve sales directly to corporate customers. The Company has incurred costs and made investments in a direct corporate sales force and the infrastructure to support this sales force. The Company expects to incur significant additional costs as it continues to pursue these opportunities. Direct sales to corporate customers normally involve a longer sales cycle than the Company's sales through other activities. The sales and timing of licensing agreements to corporate customers could cause volatility in, and materially adversely affect, the Company's quarterly operating results. There can be no assurance that the Company's corporate sales efforts will be successful, or that the costs and investments in this area will provide satisfactory results. The Company's failure to execute its corporate sales strategy successfully could materially and adversely affect its competitive position and its financial results.

<PAGE 19>

Dependence on Key Personnel

     The Company's future success will depend to a significant extent on the efforts and abilities of Michael A. Webster, the Chairman of the Board, President and Chief Executive Officer; Robert E. Webster, the Executive Vice President and Secretary; Robert C. Moore, Jr., Treasurer and Chief Financial Officer; and certain other managerial, technical, sales and marketing personnel. The loss of the services of any of these individuals or group of individuals could have a material adverse effect on the Company's business, financial condition and results of operations. None of the Company's executive officers has entered into an employment contract with the Company. The Company maintains a key-man life insurance policy on Michael A. Webster, but not on any other person. The future success of the Company will depend in large part on its ability to attract and retain qualified management and technical employees, and there can be no assurance that the Company will be able to do so.


Management of Growth

     The Company has grown rapidly since its formation and may grow rapidly in the future. This growth has resulted in an increase in responsibilities placed upon the Company's management and has placed added pressures on the Company's operating and other systems. To manage its growth effectively, the Company will be required to continue to upgrade and add systems and controls and to expand, train and manage its employee base. There can be no assurance that the management skills and systems currently in place will be adequate if the Company continues to grow, or that the Company will be able to implement additional systems successfully and in a timely manner. In addition, the Company from time to time may seek acquisitions of businesses, products and technologies that are complementary to those of the Company or that allow it to enter new markets. Any such acquisition may place additional strains upon the Company's management resources.


Management Discretion over Use of Capital

     The Company currently has no specific plan for a substantial amount of capital. No specific amounts have been allocated for such items as market development, product development, and possible acquisitions. Accordingly, the Company's management will have discretion to allocate a major portion of capital to uses which shareholders may not deem desirable, and there can be no assurance that the capital can or will be invested to yield a significant return.


Future Capital Needs

     The Company currently anticipates that the available funds and cash flows generated from operations, will be sufficient to meet its anticipated needs for working capital and capital expenditures for the next two years. However, the Company could need additional funds in order to fund business expansion, develop new or enhanced products, respond to competitive pressures or acquire complementary products, businesses or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage of ownership of the shareholders will be reduced, shareholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the holders of the Company's common stock. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could have a material adverse effect on the Company's business, operating results and financial condition.

<PAGE 20>

Potential Fluctuations in Quarterly Operating Results

     The Company's quarterly revenue and operating results have varied in the past and are likely to vary in the future. Because the Company's products are standard and off-the-shelf, it operates with little backlog and most of its revenues in each quarter result from orders booked in that quarter. The Company establishes its expenditure levels based on its expectations as to future revenue and, if revenue levels are below expectations, expenses could be disproportionately high. As a result, a drop in near-term demand could significantly affect both revenue and profits in any quarter. In the future, the Company's operating results may fluctuate for this reason or as a result of a number of other factors, including increased expenses, timing of product releases, increased competition, variations in the mix of sales, announcements of new products by the Company or its competitors and capital spending patterns of the Company's customers. As a result, there can be no assurance the Company will be able to maintain profitability on an annual or quarterly basis.

     Because of these factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Furthermore, it is possible that in some future quarters the Company's operating results will fall below the expectations of the Company, market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected. [See Note 16 of Notes to Financial Statements.]


Dependence on Intellectual Property Rights; Risk of Infringement

     The Company relies on a combination of trade secret, copyright and trademark laws, nondisclosure agreements and other contractual provisions and technical measures to protect its intellectual property rights. There can be no assurance that these protections will be adequate to prevent the Company's competitors from copying or reverse-engineering the Company's products, or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. The Company has no patents, and existing copyright laws afford only limited protection for the Company's intellectual property rights and will not protect such rights in the event competitors independently develop products similar to those of the Company. The Company licenses its software products primarily under "shrink-wrap" licenses that are not signed by its licensees. These shrink-wrap licenses may be unenforceable under the laws of certain jurisdictions. In addition, the laws of certain countries in which the Company's products are or may be licensed do not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

     There has been substantial litigation regarding patent, trademark and other intellectual property rights involving software and other technology companies. There can be no assurance that a third party will not assert that the Company's technology violates its intellectual property rights in the future. As the number of products in the Company's target markets increases and the functionality of these products further overlap, developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to its current or future products or that any such assertion will not require the Company to enter into royalty arrangements or litigation that could be costly to the Company.

<PAGE 21>

International Sales and Operations

      The Company sells its products in certain international markets and intends to expand its sales in these markets. The Company has entered into distribution arrangements in the United Kingdom, France, Germany, Japan, Australia, and Turkey. The Company's international business may be affected by such factors as local economic and market conditions, political and economic instability, difficulties in enforcing intellectual property and contractual rights, fluctuations in currency exchange rates and the need for compliance with a wide variety of foreign and United States export regulations. There can be no assurance that one or more of these factors will not have a material adverse effect on the Company's international operations and, consequently, the Company's business, results of operations and financial condition.


Product Liability

     The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in the Company's license agreements may not be effective under the laws of certain state and foreign jurisdictions. The sale and support of products by the Company and its retailers and other resellers may entail the risk of such claims, and there can be no assurance that the Company will not be subject to such claims in the future. A product liability claim brought against the Company could have a material adverse effect upon the Company's business, results of operations and financial condition.


Possible Volatility of Stock Price

     The trading prices of the Company's common stock is highly volatile and could be subject to wide fluctuations in response to factors such as actual or anticipated variations in the Company's operating results, announcements of technological innovations, new products or services introduced by the Company or its competitors, changes in earnings estimates by securities analysts, general market conditions and other factors. Historically, the trading volume of the common stock has been very small and the market for the common stock has been materially less liquid than that of most other publicly traded companies. Significant sales of the Company's common stock could have an adverse effect on the market price of the common stock. Further, the stock markets, and in particular The Nasdaq Stock Market, have experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many technology companies and that often have been unrelated or disproportionate to the operating performance of such companies. The trading prices of many technology companies' stocks are at or near historical highs and reflect price to earnings ratios substantially above historical levels. There can be no assurance that these trading prices and price to earnings ratios will be sustained. These broad market factors may adversely affect the market price of the Company's common stock. These market fluctuations, as well as general economic, political and market conditions such as recessions, interest rates or international currency fluctuations may adversely affect the market price of the common stock.


Potentially Adverse Impact from Acquisitions

     The Company has in the past acquired, and may continue from time to time in the future to acquire, businesses, services, product lines, or technologies. There can be no assurance that the anticipated benefits of recently concluded acquisitions will be realized, or that the Company will be successful in identifying suitable acquisition opportunities in the future. There can be no assurance that the Company will be able to successfully integrate acquired businesses, services, product lines, or technologies. Failure of the Company to integrate and manage acquired businesses successfully, to retain their employees and to address successfully new markets associated with such acquired businesses, services, product lines, or technologies may have a material adverse effect on the Company's business, operating results and financial condition. Certain of the Company's acquisitions have resulted in various charges and expenses that have adversely affected, and will continue to adversely affect, the Company's operating results and financial condition. Future acquisitions may also result in potential charges that may adversely affect the Company's earnings and may involve the issuance of shares of the Company's stock to owners of acquired businesses, resulting in dilution in the percentage of the Company's stock owned by other shareholders.

<PAGE 22>

Ownership Concentration

     The Company's directors and executive officers, (primarily Michael A. Webster and Robert E. Webster), beneficially own in the aggregate approximately 54% of the Company's outstanding Common Stock. If these shareholders vote together, they will be able to elect all of the Company's directors, control the management and policies of the Company and determine the outcome of any matter submitted to a vote of the Company's shareholders, including any amendment of the Company's certificate of incorporation and certain mergers and other business combinations. This presents the potential for a conflict of interest between the Company and these shareholders, and may act to reduce the likelihood of a successful attempt to take over the Company or any acquisition of a substantial amount of Common Stock without the consent of these shareholders.


Anti-Takeover Considerations

     The Company has an authorized class of 10,000,000 shares of undesignated Preferred Stock, $.01 par value, which may be issued on such terms, and with such rights, preferences and designations, as the Company's Board of Directors may determine. The Company is subject to the Oklahoma General Corporation Act, which contains provisions that restrict certain business combinations. Some or all of the foregoing factors could have the effect of discouraging certain attempts to acquire the Company and, as a result, could deprive the Company's shareholders of opportunities to sell their shares of Common Stock at prices higher than prevailing market prices.


Seasonality

     The Company's business has been affected somewhat by seasonal trends, including higher net revenues in the fiscal quarter ended December 31 as a result of strong calendar year-end holiday purchases by end users of its products. As a result, the Company may experience lower net revenues in the fiscal quarters ended March 31, June 30 and September 30. These seasonal patterns may be overshadowed in particular quarters by the timing of new product introductions, expansion into new markets and other factors affecting the Company's business.


Absence of Dividends

     Although the Company paid dividends on its capital stock in 1997, the Company does not intend to pay any cash dividends on its Common Stock for the foreseeable future.


Forward-Looking Statements

     All statements other than statements of historical fact in this 10-K regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations, are forward-looking statements. When used in this 10-K, words such as "anticipate," "believe," "estimate," "expect," "intend," "will," and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, such as those disclosed under "Future Performance and Additional Risk Factors," including but not limited to technological change, product development risks, competitive factors and pricing pressures and general economic conditions. Such statements reflect the current views of the Company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph.

<PAGE 23>

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to the impact of interest rate and foreign currency fluctuations. The Company's objective in managing its exposure to interest rate changes is to maximize its potential interest income without sacrificing cash equivalent and short-term investment quality. The Company will invest in instruments which are exempt from Federal income taxes if the taxable equivalent yield is more attractive than alternative fully-taxed investments. The Company does not currently have interest rate exposure from borrowing as it does not have a line of credit, and its short-term loan is at a fixed 5% rate and matures June 1, 1999.

     In 1998 and 1997 sales to countries other than the United States and Canada accounted for 6% and 7%, respectively, of total revenues. These international revenues are denominated in foreign currencies. Consequently a decrease in the value of a relevant foreign currency in relation to the U.S. dollar could adversely affect the Company's net revenues. The Company's foreign currency transactional exposures exist primarily with the U.K. pound, the French franc, the German mark and the Japanese yen.

     The Company does not utilize interest rate swaps or hedge exposures with foreign currency forward contracts.


Item 8. Financial Statements and Supplementary Data

     The financial statements and supplementary data are included as an exhibit in Item 14 (a).


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     None


PART III


Item 10. Directors and Executive Officers of the Registrant

     Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1999 Annual Meeting of Stockholders.

<PAGE 24>

Item 11. Executive Compensation

     Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1999 Annual Meeting of Stockholders.


Item 12. Security Ownership of Certain Beneficial Owners and Management

     Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1999 Annual Meeting of Stockholders.


Item 13. Certain Relationships and Related Transactions

     Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1999 Annual Meeting of Stockholders.


PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      Documents Filed as Part of This Annual Report on Form 10-K

     1. Financial Statements. See Index to Consolidated Financial Statements on page F-1

     2. Financial Statement Schedule II. See Index to Consolidated Financial Statements on page F-1

(b)      Reports on Form 8-K:

     The Company did not file any reports on Form 8-K during the period from October 1, 1998, to December 31, 1998.

(c)      Exhibits:

     (3.1) Amended and Restated Certificate of Incorporation (i)
     (3.2) Amended and Restated Bylaws (i)
     (10.1) ViaGrafix Corporation 1995 Stock Option Plan (ii)
     (10.2) Agreement with Robert Moore Regarding Change in Control
     (21.1) Subsidiaries of the Registrant
     (23.1) Consent of Ernst & Young LLP, Independent Auditors
     (27.1) Financial Data Schedule
     (i) Incorporated herein by reference to the exhibits to the Company's Post-Effective Amendment No. 1 to Form S-1 Registration Statement No. 333-42633 dated March 4, 1998
     (ii) Incorporated   herein  by   reference  to  the   Company's   Form  S-8
          Registration Statement No. 333-59591 dated July 22, 1998

                             ViaGrafix Corporation

                 Consolidated Financial Statements and Schedule

                  Years ended December 31, 1998, 1997 and 1996
                       with Report of Independent Auditors




<PAGE F-1>

                              ViaGrafix Corporation

                        Consolidated Financial Statements



             Index to Consolidated Financial Statements and Schedule



Report of Independent Auditors...............................................F-2

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 1998 and 1997.................F-3
Consolidated Statements of Income for the years ended
  December 31, 1998, 1997 and 1996...........................................F-4
Consolidated Statements of Changes in Shareholders' Equity
  for the years ended December 31, 1998, 1997 and 1996.......................F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996...........................................F-6
Notes to Consolidated Financial Statements...................................F-7

Schedule II - Valuation and Qualifying Accounts for the
  years ended December 31, 1998, 1997 and 1996..............................F-25

Not covered by Report of Independent Auditors:
    Quarterly Financial Information (unaudited).............................F-24


All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in respective financial statements or notes thereto.


<PAGE F-2>


                         Report of Independent Auditors

The Board of Directors and Shareholders
ViaGrafix Corporation

We have audited the accompanying consolidated balance sheets of ViaGrafix Corporation as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule included in the Index to Consolidated Financial Statements. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ViaGrafix Corporation at December 31, 1998 and 1997, and the consolidated results of operations and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                              ERNST & YOUNG LLP

                                              /s/ Ernst & Young LLP
                                              (Original Manually Signed)

Tulsa, Oklahoma
March 19, 1999


<PAGE F-3>

                              ViaGrafix Corporation

                           Consolidated Balance Sheets

                                                                                     December 31
                                                                                1998            1997
                                                                           --------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                  $10,046,123    $   217,654
   Short-term investments                                                       3,000,000              -
   Trade accounts receivable (net of allowance for doubtful accounts
     of $147,714 and $60,254 in 1998 and 1997, respectively)                    4,713,140      2,455,752
   Income tax receivable                                                          205,172              -
   Inventories                                                                  1,908,728      1,411,257
   Prepaid expenses                                                               517,918        314,668
   Deferred income taxes                                                           57,165          4,150
                                                                           --------------------------------
Total current assets                                                           20,448,246      4,403,481

Property, plant and equipment                                                   4,379,992      3,262,637
Accumulated depreciation                                                       (1,315,517)      (959,025)
                                                                           --------------------------------
                                                                                3,064,475      2,303,612
Capitalized customer lists (net of accumulated
   amortization of $147,662 in 1998)                                              206,727              -
Capitalized software (net of accumulated amortization of $63,987 in 1998)         169,307              -
Prepaid royalties and licenses (net of accumulated
   amortization of $77,500 in 1998)                                               542,500              -
Goodwill (net of accumulated amortization of $44,614                               87,575        100,794
   and $31,395 in 1998 and 1997, respectively)
Note receivable - officer                                                         187,902              -
Deferred income taxes                                                             509,490        611,022
                                                                           --------------------------------
Total assets                                                                  $25,216,222     $7,418,909
                                                                           ================================

Liabilities and shareholders' equity Current liabilities:
   Trade accounts payable                                                     $ 1,767,109     $  847,890
   Notes payable                                                                  103,500              -
   Accrued liabilities                                                            511,707        232,961
   Income taxes payable                                                                 -        208,768
   Current portion of long-term debt                                                    -        789,513
                                                                           --------------------------------
Total current liabilities                                                       2,382,316      2,079,132

Long-term debt                                                                          -      2,826,727

Shareholders' equity:
   Common stock, $.01 par value, authorized 40,000,000 shares; issued
     5,866,340 and 3,861,881 shares in 1998 and 1997, respectively                 58,663         38,619
   Series A convertible preferred stock, $.01 par value; authorized
     10,000,000 shares; issued and outstanding 855,000 shares in 1997                   -          8,550
   Additional paid-in capital                                                  20,505,713      1,487,420
   Unearned compensation                                                         (104,135)      (148,798)
   Retained earnings                                                            2,373,665      1,127,259
                                                                           --------------------------------
Total shareholders' equity                                                     22,833,906      2,513,050
                                                                           --------------------------------
Total liabilities and shareholders' equity                                    $25,216,222     $7,418,909
                                                                           ================================

See accompanying notes.


<PAGE F-4>

                              ViaGrafix Corporation

                        Consolidated Statements of Income




                                                                    Year ended December 31
                                                            1998             1997              1996
                                                     ------------------------------------------------------

Net sales                                                 $18,750,439       $13,694,696      $10,076,742
Cost of sales                                               4,545,335         3,042,290        2,613,583
                                                     ------------------------------------------------------
Gross profit                                               14,205,104        10,652,406        7,463,159

Selling, general and administrative expense                 6,211,810         4,120,114        3,704,267
Research and development expense                            1,696,948         1,162,000          467,000
Depreciation and amortization                                 733,862           319,281          684,882
Advertising expense                                         4,443,085         1,960,625        1,207,347
                                                     ------------------------------------------------------
Operating income                                            1,119,399         3,090,386        1,399,663

Other income (expense):
    Interest income and other                                 535,002            20,535           62,459
    Interest expense                                          (53,713)         (272,349)        (324,547)
                                                     ------------------------------------------------------
Income before income taxes                                  1,600,688         2,838,572        1,137,575

Provision for income tax                                      354,282           815,930          463,058
                                                     ------------------------------------------------------
Net income                                                $ 1,246,406       $ 2,022,642      $   674,517
                                                     ======================================================

Basic earnings per common share                               $.22              $.51             $.18
                                                     ======================================================

Weighted average common shares used in
    computing basic earnings per share                      5,640,044         3,859,443        3,831,360
                                                     ======================================================

Diluted earnings per common and
    common equivalent share                                   $.21              $.45             $.15
                                                     ======================================================

Weighted average common and common
    equivalent shares used in computing
    diluted earnings per share                              5,841,978         4,497,589        4,404,739
                                                     ======================================================

See accompanying notes.


<PAGE F-5>

                              ViaGrafix Corporation

           Consolidated Statements of Changes in Shareholders' Equity

                                                               Common     Preferred     Additional       Unearned       Retained
                                                                Stock       Stock    Paid-in Capital   Compensation     Earnings
                                                            ------------------------------------------------------------------------
Balance at December 31, 1995                                     $57,143     $8,550     $  1,491,450 $            -    $   681,614
Purchase of 4,886 treasury common shares, at cost                      -          -                -              -              -
Exercise of 28,943 stock options                                       -          -           14,445              -              -
Net income                                                             -          -                -              -        674,517
                                                            ------------------------------------------------------------------------
Balance at December 31, 1996                                      57,143      8,550        1,505,895              -      1,356,131
Purchase of 1,143 treasury common shares, at cost                      -          -                -              -              -
Exercise of 29,252 stock options                                       -          -           18,777              -              -
Stock options granted at less than
   estimated fair market value                                         -          -          180,835       (180,835)             -
Amortization of unearned compensation                                  -          -                -         32,037              -
Declared and paid $.117 dividend per common share
   equivalent on common and preferred shares outstanding               -          -                -              -       (505,800)
Cancellation of 1,852,405 treasury
   common shares, at cost                                        (18,524)         -         (218,087)             -     (1,745,714)
Net income                                                             -          -                -              -      2,022,642
                                                            ------------------------------------------------------------------------
Balance at December 31, 1997                                      38,619      8,550        1,487,420       (148,798)     1,127,259
                                                            ------------------------------------------------------------------------
Exercise of 44,783 stock options                                     447          -           54,236              -              -
Cancellation of 6,114 stock options granted
   at less than estimated fair market value                            -          -          (12,626)        12,626              -
Amortization of unearned compensation                                  -          -                -         32,037              -
Conversion of preferred stock to                                   4,886     (8,550)           3,664              -              -
   488,571 shares of common stock
Initial public offering of 1,750,000 common shares                17,500          -       20,464,476              -              -
Purchase and cancellation of 278,900 common shares                (2,789)         -       (1,491,457)             -              -
Net income                                                             -          -                -              -      1,246,406
                                                            ------------------------------------------------------------------------
Balance at December 31, 1998                                     $58,663  $       -      $20,505,713      $(104,135)    $2,373,665
                                                            ========================================================================

Consolidated Statements of Changes in Shareholders' Equity (Continued)

                                                             Common Shares
                                                              in Treasury         Total
                                                            ----------------------------------
Balance at December 31, 1995                                   $(1,995,600)  $     243,157
Purchase of 4,886 treasury common shares, at cost                   (5,148)         (5,148)
Exercise of 28,943 stock options                                    10,130          24,575
Net income                                                               -         674,517
                                                            ----------------------------------
Balance at December 31, 1996                                    (1,990,618)        937,101
Purchase of 1,143 treasury common shares, at cost                   (2,200)         (2,200)
Exercise of 29,252 stock options                                    10,493          29,270
Stock options granted at less than
   estimated fair market value                                           -               -
Amortization of unearned compensation                                    -          32,037
Declared and paid $.117 dividend per common share
   equivalent on common and preferred shares outstanding                 -        (505,800)
Cancellation of 1,852,405 treasury
   common shares, at cost                                        1,982,325               -
Net income                                                               -       2,022,642
                                                            ----------------------------------
Balance at December 31, 1997                                             -       2,513,050
                                                            ----------------------------------
Exercise of 44,783 stock options                                         -          54,683
Cancellation of 6,114 stock options granted
   at less than estimated fair market value                              -               -
Amortization of unearned compensation                                    -          32,037
Conversion of preferred stock to                                         -               -
   488,571 shares of common stock
Initial public offering of 1,750,000 common shares                       -      20,481,976
Purchase and cancellation of 278,900 common shares                       -      (1,494,246)
Net income                                                               -       1,246,406
                                                            ----------------------------------
Balance at December 31, 1998                                 $           -     $22,833,906
                                                            ==================================


See accompanying notes.


<PAGE F-6>

                              ViaGrafix Corporation

                      Consolidated Statements of Cash Flows

                                                                        Year ended December 31
                                                                 1998           1997            1996
                                                            -----------------------------------------------
Operating activities
Net income                                                      $1,246,406    $ 2,022,642    $   674,517
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization expense                         733,862        319,281        684,882
     Deferred income tax provision (benefit)                        48,517        186,437       (137,885)
     Noncash interest expense                                       44,760              -        142,342
     Loss on disposal of assets                                     79,089          9,419              -
     Bad debt expense                                              118,962        107,497              -
     Write-off of purchased research and development                36,933              -              -
     Amortization of unearned compensation                          32,037         32,037              -
     Cash provided by (used in) changes in
       operating assets and liabilities:
          Trade accounts receivable                             (2,365,722)    (1,363,859)         2,987
          Inventories                                             (497,471)      (580,685)        (5,585)
          Income tax receivable                                   (205,172)             -              -
          Prepaid expenses                                        (203,250)       (32,782)      (113,418)
          Trade accounts payable                                   919,219        519,468       (401,036)
          Accrued liabilities                                      278,746         83,772        102,562
          Income taxes payable                                    (208,768)      (250,219)       428,447
                                                            -----------------------------------------------
Net cash provided by operating activities                           58,148      1,053,008      1,377,813

Investing activities
Purchases of property, plant and equipment                      (1,149,295)      (744,013)      (285,282)
Purchase of Make-It-So, Inc. assets                               (681,528)             -              -
Proceeds from disposal of equipment                                 27,633              -              -
Purchase of short-term investments                              (3,000,000)             -              -
Issuance of note receivable - officer                             (187,902)             -              -
Prepaid royalties and licenses                                    (620,000)             -              -
                                                            -----------------------------------------------
Net cash used in investing activities                           (5,611,092)      (744,013)      (285,282)

Financing activities
Initial public offering of common stock                         20,481,976              -              -
Purchase and cancellation of common stock                       (1,494,246)             -              -
Repayment of debt                                               (3,661,000)      (621,958)      (137,623)
Dividend to common and preferred shareholders                            -       (505,800)             -
Purchase of treasury common stock                                        -         (2,200)        (5,148)
Exercise of stock options                                           54,683         29,270         24,575
                                                            -----------------------------------------------
Net cash provided by (used in) financing activities             15,381,413     (1,100,688)      (118,196)
                                                            -----------------------------------------------

Net increase (decrease) in cash and cash equivalents             9,828,469       (791,693)       974,335
Cash and cash equivalents at beginning of year                     217,654      1,009,347         35,012
                                                            -----------------------------------------------
Cash and cash equivalents at end of year                       $10,046,123   $    217,654     $1,009,347
                                                            ===============================================

Supplemental cash flow information:
   Interest paid                                             $       8,953   $    300,626    $   168,794
                                                            ===============================================
   Income taxes paid                                         $     719,705   $    479,000    $   173,000
                                                            ===============================================

See accompanying notes.


<PAGE F-7>

                              ViaGrafix Corporation

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997


1. Summary of Business and Significant Accounting Policies

General

ViaGrafix Corporation is engaged primarily in the business of developing, producing and selling, directly to end-users and through resellers and distributors, a wide range of computer software training videos and interactive CD-ROM software training products ("training products") as well as Computer-Aided Design ("CAD") software, which is primarily used in the engineering and architectural fields. Beginning in August 1998, the Company entered the business of providing e-mail list management and Internet marketing services through its new wholly-owned subsidiary, Make-It-So, Inc.

Principles of Consolidation

The consolidated financial statements include the accounts of ViaGrafix Corporation and its wholly-owned subsidiary, Make-It-So, Inc. (collectively, the "Company"). All intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Cash equivalents consist of money market and investor accounts of $9,652,746 and $166,394 at December 31, 1998 and 1997, respectively.



<PAGE F-8>
                             ViaGrafix Corporation

                   Notes to Consolidated Financial Statements (continued)


1. Summary of Business and Significant Accounting Policies (continued)

Revenue Recognition

Revenue is recognized on all products at the time of delivery. Computer software training videos and interactive CD-ROM software training products can be returned within 30 days or, for certain retailers, under a stock return policy. The Company records an estimate of the amount, when significant, of returns expected in the next 30 days or under each stock return policy at the time of the initial delivery of the products. The Company sells its CAD software with no obligations beyond the delivery date of the software. The Company's price for its products is fixed at the date of sale, and the sale is not contingent upon resale of the products or affected by damage or theft of the products.

Short-Term Investments

Short-term investments are comprised of an investment in a municipal security with an original maturity of six months. The security matures June 28, 1999.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the average cost method.

Prepaid Expenses

Throughout the year the Company participates in numerous trade shows. The Company is required to prepay registration and booth fees for the trade shows. These prepayments, which totaled $167,467 and $111,193 at December 31, 1998 and 1997, respectively, are included in prepaid expenses.



<PAGE F-9>
                             ViaGrafix Corporation

                   Notes to Consolidated Financial Statements (continued)

1. Summary of Business and Significant Accounting Policies (continued)

Property, Plant and Equipment

Property, plant and equipment are stated at cost and are depreciated using accelerated methods over the following estimated useful lives:

                                                            Years
                                                      ------------------

         Building and building improvements                  10-39
         Production equipment                                 5-7
         Automobiles                                          5-7
         Furniture and fixtures                               5-7

Interest is capitalized on borrowed funds used to finance building and building improvement projects during construction. Approximately $28,400 of interest was capitalized for the year ended December 31, 1997. Depreciation expense for the years ended December 31, 1998, 1997 and 1996 was $431,494, $300,562 and
$349,572, respectively.

Goodwill

Goodwill, which represents the excess of the purchase price and liabilities assumed over the fair value of tangible and specifically identified intangible assets acquired, is being amortized over 10 years.

Amortization of goodwill was $13,219 in 1998, 1997 and 1996, respectively.

Software Research and Development Costs

The Company's policy is to capitalize any significant software development costs subsequent to the establishment of technological feasibility until such time as the product is available for general release. All costs incurred prior to technological feasibility are expensed as research and development costs when incurred. Due to the method employed by the Company to develop software, an insignificant amount of costs are incurred between the date technological feasibility is established, and when the products are ready for general release.


<PAGE F-10>
                             ViaGrafix Corporation

                   Notes to Consolidated Financial Statements (continued)

1. Summary of Business and Significant Accounting Policies (continued)

As described in Note 2, the Company allocates a portion of the cost of acquired enterprises to intangible assets based upon the estimated fair value of the intangibles, including software in various stages of development. The fair value of software development projects which have not yet reached technological feasibility and which have no alternative use are expensed as research and development in the period acquired. The fair values of all other developed software products are included in capitalized software and amortized over the expected remaining life of the specific software products. Capitalized software amortization expense was $63,987, $5,500 and $322,091 for the years ended December 31, 1998, 1997 and 1996, respectively.

Income Taxes

Deferred income taxes are computed using the liability method and are provided on all temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

Treasury Stock

Treasury stock purchases were accounted for under the cost method whereby the entire cost of the acquired stock was recorded as treasury stock. Gains and losses on the subsequent reissuance of shares were credited or charged to additional paid-in capital or retained earnings, respectively, using the specific identification method. All treasury stock was canceled in December 1997.

Incentive Stock Options

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.



<PAGE F-11>
                             ViaGrafix Corporation

                   Notes to Consolidated Financial Statements (continued)

1. Summary of Business and Significant Accounting Policies (continued)

Advertising Costs

Costs incurred for advertising are expensed when incurred.

Earnings Per Share

Basic earnings per share are based on the average number of common shares outstanding. Diluted earnings per share for 1998, 1997 and 1996 assumes conversion of the Company's Series A convertible preferred stock and exercise of stock options outstanding using the treasury stock method.

Stock Split

Effective December 12, 1997, the Company executed a 1 for 1.75 reverse stock split and also changed the par value of the common and preferred shares from $.001 to $.01. All prior share and per share amounts have been restated to reflect the reverse stock split and change in par value.

Fair Value Disclosure

The financial assets and other liabilities approximate their fair values because of the short maturity of those instruments.

New Accounting Standards

In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income," which requires that a company report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for a company's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements was required in 1998 but did not impact the Company's financial position, results of operations or cash flows, and had no impact on the form and content of the Company's disclosures.



<PAGE F-12>
                             ViaGrafix Corporation

                   Notes to Consolidated Financial Statements (continued)


1. Summary of Business and Significant Accounting Policies (continued)

In November  1997,  Statement of Position  ("SOP") No. 97-2,  "Software  Revenue
Recognition," was issued which supersedes SOP No. 91-1, "Software Revenue Recognition." The Company was required to adopt SOP No. 97-2 for transactions entered into in 1998. The adoption of this SOP had no impact on the Company's financial position, results of operations or cash flows.

In 1998, SOP No. 98-1, "Accounting for the Costs of Software Developed or Obtained for Internal Use," was issued. This SOP requires capitalization of certain costs incurred in connection with an internal-use software project. SOP No. 98-5, "Reporting on the Costs of Start-up Activities," was also issued in 1998. This SOP requires costs related to start-up activities, including organization costs, to be expensed as incurred. Adoption of these SOPs is not required until 1999. Neither the Company's financial position, results of operations nor cash flows are expected to be significantly impacted by these SOPs when they are adopted in 1999.

In 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued which requires that all derivative instruments be recorded as assets or liabilities on the balance sheet at fair value. SFAS No. 133 is not required to be adopted by the Company until 2000. The Company's financial position, results of operations or cash flows are not expected to be significantly impacted by this SFAS when adopted in 2000.

Reclassification

Certain 1997 and 1996 amounts have been reclassified to be consistent with the 1998 presentation.

2. Acquisitions

On July 31, 1998, the Company acquired certain assets of Make-It-So, Inc., a privately held company based in San Mateo, California, that provides e-mail list management and Internet marketing services. The purchase consideration totaled $681,528 and was financed with existing cash balances and was accounted for as a purchase, in accordance with APB No. 16, "Accounting for Business Combinations."



<PAGE F-13>
                             ViaGrafix Corporation

                   Notes to Consolidated Financial Statements (continued)


2. Acquisitions (continued)

In accordance with APB No. 16, the purchase price was allocated to the tangible and specifically identified intangible assets acquired based upon the estimated fair value of such assets. The fair value of software development projects and customer lists was computed based upon the future cash flows expected to be generated by such projects. The costs assigned to software development projects related to products that had not yet reached technological feasibility and for which the technology had no future alternative uses were expensed immediately as in-process research and development. The costs assigned to projects for which technological feasibility had been achieved is being amortized over the remaining life of the respective product, which was estimated at 18 months. Customer lists are being amortized over their estimated life of 12 months.

The following table presents the allocation of the purchase price to the assets acquired:

         Customer lists                                       $354,389
         Software development                                  229,706
         Property, plant and equipment                          43,498
         In-process research and development                    36,933
         Accounts receivable                                    16,055
         Prepaid expenses                                          947
                                                         ----------------
                                                              $681,528
                                                         ================

The operating results of Make-It-So, Inc. are included in the statements of operations from the acquisition date forward. The capitalized customer lists amortization expense was $147,662 for the year ended December 31, 1998. Research and development expense includes $36,933 of acquired in-process research and development which was expensed as the associated products were not technologically feasible. The pro forma effect of the transaction on the Company's revenues and net income if the transaction had occurred on January 1, 1996 is not significant.



<PAGE F-14>
                             ViaGrafix Corporation

                   Notes to Consolidated Financial Statements (continued)


3. Inventories

Inventories as of December 31 consist of the following:

                                                                     1998             1997
                                                              ------------------------------------
         Finished goods                                            $   996,164       $   721,370
         Raw materials                                                 912,564           689,887
                                                              ------------------------------------
                                                                    $1,908,728        $1,411,257
                                                              ====================================

4. Property, Plant and Equipment

Property, plant and equipment as of December 31 consists of the following:

                                                                     1998             1997
                                                              ------------------------------------
         Land                                                      $   215,000       $   100,000
         Building and building improvements                          1,796,527         1,614,696
         Production equipment                                        2,011,689         1,309,148
         Automobiles                                                   221,291           183,016
         Furniture and fixtures                                        135,485            55,777
                                                              ------------------------------------
                                                                    $4,379,992        $3,262,637
                                                              ====================================

5. Income Taxes

The components of the provision for income taxes for the years ended December 31 are as follows:

                                                   1998              1997             1996
                                            ------------------------------------------------------
         Current:
             Federal                                $201,427          $491,989         $ 534,839
             State                                   104,338           137,504            66,104
                                            ------------------------------------------------------
                                                     305,765           629,493           600,943

         Deferred:
             Federal                                  43,180           165,929          (122,718)
             State                                     5,337            20,508           (15,167)
                                            ------------------------------------------------------
                                                      48,517           186,437          (137,885)
                                            ------------------------------------------------------
                                                    $354,282          $815,930         $ 463,058
                                            ======================================================


<PAGE F-15>
                             ViaGrafix Corporation

                   Notes to Consolidated Financial Statements (continued)


5. Income Taxes (continued)

A reconciliation of the statutory federal income tax rate to the provision for income taxes for the year ended December 31 is as follows:

                                                   1998              1997             1996
                                            ------------------------------------------------------
         Expected provision for
             federal income taxes
             at the statutory rate                  $544,234          $965,114          $386,776
         State income taxes - net of
             federal benefit                          63,387           112,407            45,048
         Income tax credits                         (153,379)         (282,602)                -
         Interest from tax-exempt
             municipal securities                   (130,261)                -                 -
         Other                                        30,301            21,011            31,234
                                            ------------------------------------------------------
         Provision for income taxes                 $354,282          $815,930          $463,058
                                            ======================================================

Significant   components  of  the  Company's  deferred  income  tax  assets  and liabilities as of December 31 are as follows:

                                                                     1998             1997
                                                              ------------------------------------
         Deferred income tax assets:
             Accrued vacation                                    $           -        $    4,150
             Capitalized software                                      592,796           632,144
             Related party interest                                          -            78,147
             Accrued liabilities not deductible for tax                 66,564                 -
             Goodwill                                                   26,906            26,531
             Allowance for doubtful accounts                            57,165                 -
                                                              ------------------------------------
         Total deferred income tax assets                              743,431           740,972

         Deferred income tax liabilities:
             Tax over book depreciation                               (176,776)         (125,800)
                                                              ------------------------------------
         Net deferred income tax assets                               $566,655          $615,172
                                                              ====================================



<PAGE F-16>
                             ViaGrafix Corporation

                   Notes to Consolidated Financial Statements (continued)

6. Long-Term Debt and Notes Payable

At December 31, 1997, the Company had two 7.5% promissory notes with principal of $3,616,240 outstanding at December 31, 1997. This amount included $142,342 of interest that was reclassified as additional principal in 1996. The notes were payable in equal monthly installments over the term of the notes with all unpaid principal and interest due August 15, 2000. All interest not paid when due was considered additional principal. The notes were equal in priority with no discrimination in favor of either holder as to payments or any other actions under the promissory notes. The notes were repaid with proceeds from the Company's initial public offering in March 1998. An additional $44,760 of interest was reclassified as additional principal in 1998 prior to the repayment of the notes.

In December 1998, the Company issued a 5.0% promissory note for $103,500 to purchase land. The note and unpaid interest is payable in June 1999. This transaction has been accounted for as a noncash transaction in the 1998 statement of cash flows.

7. Series A Convertible Preferred Stock

Prior to March 1998, there were 855,000 shares of Series A convertible preferred stock outstanding. The holders of preferred stock were entitled to receive a preferred dividend at the discretion of the Board of Directors, and were also entitled to a dividend equal to that of a common stock equivalent dividend, if and when declared by the Board of Directors. The holders of each share of preferred stock were entitled to the number of votes per share equal to the number of shares of common stock into which each share was convertible. In March 1998, all 855,000 shares of preferred stock outstanding were converted to 488,571 shares of common stock in accordance with the Series A Convertible Preferred Stock Purchase Agreement as a result of the Company's initial public offering.

8. Stock Option Plan

The Company has an incentive stock option plan (the "Plan") under Section 422(b) of the Internal Revenue Code. The Plan provides for the issuance of qualified and nonqualified options to purchase shares of common stock of the Company at "fair market value," as determined by the Board of Directors prior to the Company's initial public offering in March 1998 and market price subsequent to March 1998, to selected qualified employees and contractors, respectively, of the Company. Options may be granted under the Plan at

<PAGE F-17>
                             ViaGrafix Corporation

                   Notes to Consolidated Financial Statements (continued)

8. Stock Option Plan (continued)

any time prior to January 1, 2005. Options vest and are exercisable as determined by the Board of Directors on a grant-by-grant basis. In 1997, the Board of Directors increased the number of shares of common stock which is reserved under the Plan from 285,714 shares to 1,000,000 shares. The exercise price per share is specified separately in the Plan agreement relating to each option granted but can not be less than the fair market value per share of common stock on the date of the grant.

Options transactions are as follows:

                                                             Stock Options Outstanding
                                                                  and Exercisable
                                                   -----------------------------------------------
                                                                                     Weighted
                                                                                      Average
                                                                      Options        Exercise
                                                       Shares       Exercisable        Price
                                                   -----------------------------------------------
         Shares under option:
             Balance at December 31, 1995                179,572                      $  1.10
             Canceled                                    (30,114)                        1.05
             Exercised                                   (28,943)                        1.05
                                                   -----------------------------------------------
             Balance at December 31, 1996                120,515       94,206            1.12
             Granted                                     527,857                        11.13
             Canceled                                     (7,143)                        1.33
             Exercised                                   (29,252)                        1.12
                                                   -----------------------------------------------
             Balance at December 31, 1997                611,977       94,239            9.75
             Granted                                     320,000                         6.64
             Canceled                                    (29,537)                        8.67
             Exercised                                   (44,783)                        1.22
                                                   -----------------------------------------------
             Balance at December 31, 1998                857,657      144,290         $  9.07
                                                   ===============================================



<PAGE F-18>
                             ViaGrafix Corporation

                   Notes to Consolidated Financial Statements (continued)


8. Stock Option Plan (continued)

Further information concerning the options outstanding at December 31, 1998 is as follows:

                                              Weighted
                                               Average        Weighted                        Weighted
                                              Remaining       Average                         Average
         Range of               Number          Life          Exercise        Options         Exercise
      Exercise Prices         of Options       (Years)         Price        Exercisable        Price
-----------------------------------------------------------------------------------------------------------

  $    .20 to $4.75               170,657         8.25        $  2.44           59,890          $  .99
  $   7.06 to $7.25               265,000        10.00        $  7.09                -               -
  $  13.00                        422,000        10.00        $ 13.00           84,400          $13.00

At December 31, 1998, 26,794 common shares were reserved by the Company for future option grants under the Plan.

Prior to March 1998, each stock option exercise price was set by management based on its best estimate of market value as of the date of grant. As a result of negotiations with underwriters in connection with its initial public stock offering in March 1998, management, for financial statement purposes, reassessed the fair value of its common stock as of each grant date prior to March 1998 for the purpose of determining the amount of unearned compensation expense, if any, under APB No. 25. Based upon management's revised estimates, unearned compensation of $180,835 related to the January 1997 stock option grants was recognized in 1997 and is being amortized over the five-year vesting period of the stock options granted in 1997. The weighted average estimated fair market value of the common stock at the grant date for the January 1997 stock options was $3.78.

SFAS No. 123 requires pro forma information regarding net income and earnings per share to be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1995 under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a "minimum value" option pricing model prior to the initial public offering in March 1998 and the Black-Scholes option pricing model subsequent to March 1998. The following weighted-average assumptions for 1998 and 1997 were used: risk-free interest rate of 6%; a

<PAGE F-19>
                             ViaGrafix Corporation

                   Notes to Consolidated Financial Statements (continued)


8. Stock Option Plan (continued)

dividend yield of zero; volatility of the expected market price of the Company's common stock of 104% (1998 only) and a weighted-average expected life of each option of five years.

Option valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. Using the Black-Scholes option valuation model, the weighted average grant date value of options granted during the year ended December 31, 1998 was $4.77 per option.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the year ended December 31 is as follows:

                                                     1998              1997            1996
                                              ----------------- ----------------- ----------------
         Pro forma net income                      $505,856        $1,960,612          $659,673
                                              ================= ================= ================

         Pro forma basic earnings
             per common share                        $.09              $.49             $.17
                                              ================= ================= ================

         Pro forma diluted
             earnings per common
             and common equivalent
             share                                   $.09              $.44             $.15
                                              ================= ================= ================



<PAGE F-20>
                             ViaGrafix Corporation

                   Notes to Consolidated Financial Statements (continued)


9. Earnings Per Share

The following sets forth the computation of basic and diluted earnings per share for the year ended December 31:

                                                        1998            1997            1996
                                                  --------------- ---------------- ---------------
         Numerator:
             Net income                              $1,246,406      $2,022,642         $674,517
             Preferred stock dividend                         -         (57,162)               -
                                                  --------------- ---------------- ---------------
         Numerator for basic earnings
             per share - income available
             to common shareholders                   1,246,406       1,965,480          674,517

         Effect of dilutive securities -
             preferred stock dividend                         -          57,162                -
                                                  --------------- ---------------- ---------------
         Numerator for diluted earnings
             per share - income available
             to common shareholders
             after assumed conversions               $1,246,406      $2,022,642         $647,517
                                                  =============== ================ ===============

         Denominator:
         Denominator for basic
             earnings per share -
             weighted average shares *                5,640,044       3,859,443        3,831,360

         Effect of dilutive securities:
             Employee stock options                     201,934         149,575           84,808
             Series A convertible
                preferred stock                               -         488,571          488,571
                                                  --------------- ---------------- ---------------
         Dilutive potential common
             shares                                     201,934         638,146          573,379
                                                  --------------- ---------------- ---------------
         Denominator for diluted
             earnings per share -
             adjusted weighted-average
             conversions                              5,841,978       4,497,589        4,404,739
                                                  =============== ================ ===============

          *  Adjusted for the 1 for 1.75 reverse stock split. See Note 1.



<PAGE F-21>
                             ViaGrafix Corporation

                   Notes to Consolidated Financial Statements (continued)


9. Earnings Per Share (continued)

                                                        1998            1997            1996
                                                  --------------- ---------------- ---------------
         Basic earnings per share                       $.22            $.51             $.18
                                                  =============== ================ ===============

         Diluted earnings per share                     $.21            $.45             $.15
                                                  =============== ================ ===============

10. Major Customers and Concentration of Credit Risk

The Company sells and markets, primarily in the United States and Canada, its training products and software directly and through resellers and distributors. Training product sales for the years ended December 31, 1998, 1997, and 1996 were 83%, 81% and 69%, respectively, of total net sales. During the year ended December 31, 1998, approximately 29% of the Company's net sales were through direct sales and 71% through resellers, major retailers and distributors. Approximately 29% and 17% of total net sales were with one customer for the years ended December 31, 1998 and 1997, respectively. The Company did not have any customers which individually accounted for more than 10% of total sales for the year ended December 31, 1996.

The Company does not require collateral from its customers. Its credit policy is in accordance with normal industry trade and credit terms. Credit losses relating to the Company's customers have not been significant.

11. Related Party Transactions

The 7.5% promissory notes described in Note 6 were payable to two shareholders of the Company. The Company incurred $53,713, $300,748 and $324,547 of interest expense during the years ended December 31, 1998, 1997 and 1996, respectively, related to these promissory notes.



<PAGE F-22>
                             ViaGrafix Corporation

                   Notes to Consolidated Financial Statements (continued)


11. Related Party Transactions (continued)

In January 1997, the Company entered into a developing and licensing agreement with Street Technologies, Inc., now known as 7th Street.com, Inc. ("Street") pursuant to which Street agreed to pay royalties for networkable sales of the Company's multimedia products and the Company agreed to pay royalties to Street on networkable licenses sold for multimedia training products developed using Street products. For the years ended December 31, 1998 and 1997, Street paid net royalties excluding the $620,000 prepayment discussed below of $291,846 and $315,000, respectively, to the Company. The president and chief executive officer of Street is a director of the Company.

In 1998, the Company rented an airplane from an affiliate for use in traveling to trade shows and other marketing activities. Total costs charged by the affiliate during the year ended December 31, 1998 was $36,813.

In September 1998, the Company paid $620,000 to amend the developing and licensing agreement with Street whereby the royalty paid to Street on networkable licenses sold for multimedia training products developed using Street products was reduced through September 30, 2000. At that time, the Company has the option to pay an additional $250,000 to reduce the royalty paid on Street's products for the life of Street's products. The $620,000 payment was capitalized as prepaid royalty and license and is being amortized over 24 months. Prepaid royalty and license amortization expense was $77,500 for the year ended December 31, 1998.

In July 1998, the Company issued a $188,000 note receivable to an officer as part of an employment agreement. The note receivable is secured by a first mortgage on his residence, earns interest at 8% per annum and is payable monthly with a balloon payment in July 2000.

12. Lease Commitments

The Company has noncancellable lease commitments relating to computer equipment. The future minimum lease payments for all leases are as follows:

                      1999                        $13,434
                      2000                          5,396
                                             ------------------
                                                  $18,830
                                             ==================



<PAGE F-23>
                             ViaGrafix Corporation

                   Notes to Consolidated Financial Statements (continued)


12. Lease Commitments (continued)

The Company incurred $9,633, $55,032 and $30,919 of rental expense during the years ended December 31, 1998, 1997 and 1996, respectively.

13. Employee Benefit Plan

In November 1997, the Company began a 401(k) plan into which participating employees can defer up to 15% of their annual compensation up to a specified limit. The Company matches 50% of each participating employee's deferrals, not to exceed 6% of each participating employee's annual compensation. The Company contributions to the Plan for the years ended December 31, 1998 and 1997 were $82,563 and $10,983, respectively. The Company does not provide any post-retirement benefits other than the 401(k) plan.

14. Legal Contingencies

On May 22, 1998, a lawsuit was filed as a putative class action against the Company and certain of its officers and directors claiming violations of the Securities Act of 1933 for alleged misrepresentations and omissions in the Company's prospectus issued in connection with its initial public offering made in March 1998. The Company believes the lawsuit is without merit.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. Management does not believe that the ultimate resolution of these matters will have a material effect on the Company's financial position, results of operations or cash flows.

15. Subsequent Event

Subsequent to December 31, 1998, the Company settled a lawsuit filed in December 1998, arising out of operations. The amount of the settlement was $172,000 and it is reflected in 1998 selling, general and administrative expenses.


<PAGE F-24>
                             ViaGrafix Corporation

                   Notes to Consolidated Financial Statements (continued)


16. Quarterly Financial Information (unaudited)

The quarterly financial information is as follows (in thousands, except for earnings per share data):

                                                     First          Second          Third         Fourth
                                                    Quarter        Quarter         Quarter        Quarter
                                                 -------------- --------------- -------------- --------------
Year ended December 31, 1998:
    Sales                                             $4,077         $4,187        $4,017          $6,469
    Gross profit                                       3,103          3,197         3,216           4,689
    Income (loss) before taxes                           708            729           171              (7)
    Net income                                           537            502           157              50

Basic earnings per share                              $  .12         $  .08        $  .03          $  .01

Diluted earnings per share                            $  .11         $  .08        $  .03          $  .01

Year ended December 31, 1997:
    Sales                                              2,866          3,280         3,656           3,893
    Gross profit                                       2,129          2,468         3,060           2,995
    Income before taxes                                  642            646         1,132             419
    Net income                                           395            398           689             541*

Basic earnings per share                                 .09            .10           .18             .14

Diluted earnings per share                               .09            .09           .15             .12

* Net income is higher than income before taxes in the fourth quarter of 1997 due to the realization of tax credits for 1994-1997 as a result of the passage of the Taxpayer Relief Act of 1997 in August 1997. The amount of the credit was quantified and recorded in the fourth quarter of 1997.



<PAGE F-25>

                              ViaGrafix Corporation

                 Schedule II - Valuation and Qualifying Accounts


                                               Balance at      Amounts                        Balance at
                                                Beginning      Charged                          End of
                 Description                    of Period     to Expense      Deductions        Period
-----------------------------------------------------------------------------------------------------------
Year ended December 31, 1998:
    Allowance for doubtful accounts                $60,254       $118,962      $(31,502)(1)      $147,714
    Reserve for sales returns                            -        533,496             -           533,496

Year ended December 31, 1997:
    Allowance for doubtful accounts                      -        107,497       (47,243)(1)        60,254

Year ended December 31, 1996:
    Allowance for doubtful accounts                      -              -             -                 -

(1) Uncollectible accounts written off, net of recoveries.


<PAGE 25>

Signatures

Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized on March 19, 1999.


ViaGrafix Corporation

By: /s/ Michael Webster
    -----------------------------
        Michael Webster
        Chairman of the Board of Directors, Chief Executive Officer,
        and President

Pursuant to the Requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 19, 1999.


By: /s/ Michael Webster
    -----------------------------
        Michael Webster
        Chairman of the Board of Directors, Chief Executive Officer,
        and President

By: /s/ Robert Webster
    -----------------------------
        Robert Webster
        Executive Vice President, Secretary and Director

By: /s/ Robert Moore
    -----------------------------
        Robert Moore
        Treasurer and Chief Financial Officer
        (principal financial officer and principal accounting officer)

By: /s/ Roy Bliss
    -----------------------------
        Roy Bliss
        Director

By: /s/ Gerald Harris
    -----------------------------
        Gerald Harris
        Director


<PAGE 26>

Exhibit 10.2 Agreement with Robert Moore Regarding Change in Control

                                A G R E E M E N T

     AGREEMENT made and entered into effective the 1st day of January, 1999, by and between ViaGrafix Corporation, an Oklahoma corporation ("ViaGrafix"), and Robert C. Moore, Jr. ("Bob"), as follows:

1. In the event that there is a change in control (as defined below) of ViaGrafix, ViaGrafix agrees that:
     (a) If Bob is not offered a position with ViaGrafix of at least comparable responsibilities and compensation, he may, at any time thereafter upon thirty (30) days' written notice to ViaGrafix, elect to (i) terminate his employment and receive severance pay equal to eighteen (18) months of his salary immediately prior to the change in control, (ii) require ViaGrafix to purchase his home (if any) or home site in Mayes County, Oklahoma, at its then fair market value and/or (iii) purchase the ViaGrafix vehicle then provided for his use at its current N.A.D.A. loan value; and all of his stock options with ViaGrafix shall immediately vest and shall be exercisable by Bob at any time within twelve (12) months after his termination of employment from ViaGrafix.
     (b) Bob shall have the same rights as specified in (a) above if his employment with ViaGrafix is terminated thereafter by ViaGrafix, unless such termination is for "cause". "Cause" means being convicted of a felony, drug or alcohol abuse or dereliction of duties.
2. A "change in control" shall occur when, by reason of a sale of stock or assets, merger or other business combination, Michael A. Webster and Robert
     E. Webster no longer have effective control over ViaGrafix or the designation of nominees to its Board of Directors.
3. This agreement shall be binding on and inure to the benefit of the parties hereto and their respective heirs, personal representatives, successors and assigns.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above shown. ViaGrafix Corporation

                                    By: /s/ Mike Webster
                                        -----------------------------
                                            Mike Webster, President

                                        /s/ Robert C. Moore, Jr.
                                        -----------------------------
                                            Robert C. Moore, Jr.


<PAGE 27>

Exhibit 21.1  Subsidiaries of the Registrant

Make It So, Inc.
ViaKids, Inc.
American Small Business Computers, Inc.
DesignCAD, Inc.

Exhibit 23.1 Consent of Ernst & Young LLP, Independent Auditors


                         CONSENT OF INDEPENDENT AUDITORS




We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-59591) pertaining to the 1995 Stock Option Plan of ViaGrafix Corporation of our report dated March 19, 1999, with respect to the consolidated financial statements and schedule of ViaGrafix Corporation included in the Annual Report (Form 10-K) for the year ended December 31, 1998.



                                                     /s/ERNST & YOUNG LLP


Tulsa, Oklahoma
March 22, 1999