Form 10-Q
period 1999-03-31
VIAGRAFIX CORP
filed 1999-04-28
CIK 1051556

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999


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

                                 Yes [X]   No [ ]

The number of shares outstanding of the issuer's $.01 par value common stock as of April 28, 1999 was 5,788,184.

<PAGE 2>



                              ViaGrafix Corporation

                                    FORM 10-Q


                      For the Quarter Ended March 31, 1999

                                      INDEX

Part 1. Financial Information

   Item 1. Consolidated Financial Statements                                Page
                                                                            ----
       (a)      Consolidated Statements of Operations
                for the Three Months Ended March 31, 1999 and 1998            3

       (b)      Consolidated Balance Sheets
                as of  March 31, 1999 and December 31, 1998                   4

       (c)      Consolidated Statements of Cash Flows
                for the Three Months Ended March 31, 1999 and 1998            5

       (d)      Notes to Consolidated Financial Statements                    6

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         7

   Item 3. Quantitative and Qualitative Disclosures About Market Risk        11


Part 2. Other Information

   Item 1. Legal Proceedings                                                 11

   Item 2. Changes in Securities and Use of Proceeds                         11

   Item 6. Exhibits and Reports on Form 8-K                                  11


Signature                                                                    11


<PAGE 3>

                          Part 1. Financial Information

Item 1. Consolidated Financial Statements

ViaGrafix Corporation
 Consolidated Statements of Operations                              Three Months Ended
 (Unaudited) (In thousands, except per share)                            March 31,
                                                                    1999          1998
                                                                    ----          ----
Net sales                                                        $ 7,345       $ 4,077
Cost of sales                                                      1,863           974
                                                                 -------       -------
Gross profit                                                       5,482         3,103

Selling, general and administrative                                2,291         1,119
Advertising                                                        3,377           820
Research & development                                               530           372
Depreciation & amortization                                          336            86
                                                                 -------       -------
Operating profit (loss)                                           (1,052)          706
Net interest income                                                  114             2
                                                                 -------       -------
Income (loss) before income taxes                                   (938)          708
Provision (benefit) for income taxes                                (387)          171
                                                                 -------       -------
Net income (loss)                                                $  (551)      $   537

Basic earnings (loss) per share                                   ($0.09)        $0.12

Weighted average common shares used in
  computing basic earnings (loss) per share                        5,839         4,400

Diluted earnings (loss) per share                                 ($0.09)        $0.11

Weighted average common shares used in
  computing diluted earnings (loss) per share                      5,839         4,923

<PAGE 4>

ViaGrafix Corporation                                                (Unaudited)
Consolidated Balance Sheets   (In thousands)                           March 31,      December 31,
                                                                            1999              1998
                                                                            ----              ----
Assets
Current Assets:
   Cash and cash equivalents                                          $    8,468        $   10,046
   Short -term investments                                                 3,000             3,000
   Accounts receivable                                                     4,215             4,713
   Income taxes receivable                                                   312               205
   Inventories                                                             2,047             1,909
   Prepaid expenses                                                          576               518
   Deferred income taxes                                                     412                57
                                                                      ----------        ----------
Total current assets                                                      19,030            20,448

Property, plant and equipment                                              4,620             4,380
Accumulated depreciation                                                  (1,443)           (1,316)
                                                                      ----------        ----------
                                                                           3,177             3,064

Goodwill net of amortization                                                  84                88
Capitalized customer lists net of amortization                               118               207
Capitalized software net of amortization                                     131               169
Prepaid royalties & licenses net of amortization                             465               543
Note receivable-officer                                                      185               188
Deferred income taxes                                                        435               509
                                                                      ----------        ----------              ---
Total assets                                                          $   23,625        $   25,216

Liabilities and stockholders' equity Current liabilities:
   Trade accounts payable                                             $    1,611        $    1,767
   Accrued liabilities                                                       341               512
   Notes payable                                                             105               103
                                                                      ----------        ----------              ---
Total current liabilities                                                  2,057             2,382

Minority interest in subsidiary                                               29                 -

Stockholders' equity:
Common stock, $.01 par value, authorized 40,000,000
shares; issued and outstanding 5,788,184 and
5,866,340 shares in 1999 and 1998, respectively                               58                59
Additional paid-in capital                                                19,755            20,506
Unearned compensation                                                        (96)             (104)
Retained earnings                                                          1,822             2,373
                                                                      ----------        ----------
Total stockholders' equity                                                21,539            22,834
                                                                      ----------        ----------
Total liabilities and stockholders' equity                            $   23,625        $   25,216

<PAGE 5>

ViaGrafix Corporation                                                  Three Months Ended
Consolidated Statements of Cash Flows                                       March 31,
(In Thousands)   (Unaudited)                                           1999          1998
                                                                       ----          ----
Operating Activities
Net income (loss)                                                    $ (551)        $ 537

Adjustments to reconcile net income (loss) to net
cash  provided by (used in) operating activities:
   Depreciation and amortization                                        336            86
   Deferred income tax provision                                       (281)          107
   Non-cash compensation expense for sale of
         minority interest in subsidiary                                 34             -
   Minority interest in loss of subsidiary                               (5)            -
   Non-cash interest expense                                              1            45
   Bad debt expense                                                       9            71
   Amortization of unearned compensation                                  9            10
   Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                        488          (599)
      Decrease (increase) in inventories                               (138)         (127)
      Decrease (increase) in prepaid expenses                           (58)           34
      Increase (decrease) in accounts payable                          (156)          120
      Increase (decrease) in accrued liabilities                       (170)          (69)
      Increase in income taxes receivable                              (107)            -
      Decrease in income taxes payable                                    -          (196)
                                                                     ------        ------
Net cash provided (used) by operating activities                       (589)           19

Investing Activities
Purchase of property, plant & equipment                                (240)         (364)
Note receivable-officer                                                   3             -
                                                                     ------        ------
Cash used in investing activities                                      (237)         (361)

Financing Activities
Initial public offering of common stock                                   -        20,491
Repurchase of common stock                                             (808)            -
Repayments of debt                                                        -        (3,661)
Exercise of stock options                                                56            53
                                                                     ------        ------
Net cash provided by (used in) financing activities                    (752)       16,883
                                                                     ------        ------

Net increase (decrease) in cash and cash equivalents                 (1,578)       16,538
Cash and cash equivalents at beginning of year                       10,046           217
                                                                     ------       -------
Cash and cash equivalents at end of period                           $8,468       $16,755


<PAGE 6>
                              ViaGrafix Corporation
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. Basis of Presentation

In the opinion of management of ViaGrafix Corporation ("ViaGrafix" or the "Company"), the accompanying balance sheets and related interim statements of operations and cash flows reflect all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1998 as filed with the Securities and Exchange Commission.

2. Inventories

Inventories consist of the following:
                                                (Unaudited)
                                                  March 31,   December 31,
                                                       1999           1998
                                                       ----           ----
Finished goods..............................    $   977,608    $   996,164
Raw materials...............................      1,068,910        912,564
                                                  ---------     ----------
                                                $ 2,046,518    $ 1,908,728

3. Earnings Per Share

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

From time to time the Company is involved in litigation arising out of operations in the normal course of business, none of which is expected to have a material adverse effect on the Company's results of operations or financial position.

<PAGE 7>
5. Acquisition

On July 31, 1998 the Company acquired certain assets of Make It So, Inc., a privately held company based in San Mateo, California, that provides interactive e-mail broadcast services for businesses that rely on web-based commerce and transactions and operates ClubMail, an online community of currently more than 500,000 members, for approximately $682,000. The transaction was financed with existing cash and was accounted for as a purchase. The purchase price and related direct expenses associated with the acquisition have been allocated based on the fair value of the assets purchased. The results of operations for this acquisition have been included in the Company's consolidated results of operations since the acquisition date. Pro forma operating results are not presented as they would not differ materially from actual results for 1998. In January 1999 the Company issued common shares equal to 5% ownership in Make It So to a key employee of Make It So. The fair value per share of the issued shares equaled the fair value per share paid by the Company in July 1998. In April 1999 the name of Make It So, Inc. was changed to eTracks.com, Inc. so as to better describe the company's core business.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This commentary should be read in conjunction with the Company's 10-K for fiscal year ended December 31, 1998 for a more complete understanding of the Company's financial condition and results of operations. The following discussion contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors, including but not limited to those disclosed under "Risk Factors" in the Company's 10-K for fiscal year ended December 31, 1998.

Results of Operations

ViaGrafix develops, produces and markets technology-based information technology ("IT") training products and graphics software products. The Company's IT training courses include video tutorials and interactive multimedia training courses delivered on CD-ROM, LANs, intranets and the Internet for a variety of computer software. ViaGrafix has developed and markets more than 1,000 training courses for most major PC software packages. These products provide an audio-visual environment that is designed to allow users to learn faster and increase retention and productivity. Organizations that purchase the Company's multimedia training products can offer them across a network to all employees. The Company's principal graphics software product, DesignCAD, is a computer-aided design ("CAD") package sold worldwide. ViaGrafix also produces several other CAD-related software packages, and a line of graphics software products for the retail market. The primary platforms for both the training and software products are Windows 3.1, Windows 95,Windows 98 and Windows NT. The Company's subsidiary, eTracks.com, Inc., provides interactive email broadcast services for businesses that rely on web-based commerce and transactions and operates ClubMail, an online community of more than 500,000 members.

Net Sales. Net sales increased 80% to $7.3 million in the three months ended March 31, 1999 from $4.1 million in the three months ended March 31, 1998. This increase reflects an increase in sales from existing and new IT training titles, and was primarily attributable to increases in the volume of products sold rather than increases in prices. A significant portion of the increase in net sales was from sales to Internet resellers. In addition, eTracks.com, which was purchased in July 1998, contributed approximately $690,000 in sales for the 1999 quarter.

<PAGE 8>

Cost of Sales. Cost of sales increased 91% to $1.9 million in the three months ended March 31, 1999 from approximately $974,000 for the three months ended March 31, 1998. Cost of sales as a percentage of net sales increased to 25.4% for the quarter ended March 31, 1999, from 23.9% for the same period in 1998. The increase in the cost of sales as a percentage of net sales for 1999's first quarter was primarily due to a higher cost of sales percentage realized by eTracks.com on sales to its online community members.

Selling, General and Administrative Expense. Selling, general and administrative expense increased 105% to approximately $2.3 million in the three months ended March 31, 1999 from approximately $1.1 million for the same period in 1998. Selling, general and administrative expense as a percentage of net sales increased to 31.2% for the quarter ended March 31, 1999, from 27.4% during the same period in 1998. The increase was primarily a result of increased staffing and commission expenditures, which increased 110% to $1.7 million in the first quarter of 1999 compared to approximately $822,000 in 1998's first quarter. Increased commission expenditures were a result of increased sales. The Company believes its staff additions will provide support for increased future sales. The largest employee increases were in marketing and sales teams. The Company is building an infrastructure to support its direct licensing and sales of training courses to corporations, and has increased its corporate sales staff from two people at the end of the first quarter of 1998 to 15 people on March 31, 1999. The balance of the increased selling, general and administrative expenditures was primarily to service the planned increased staffing and facilities.

Advertising. Advertising expense increased 312% to approximately $3.4 million in the three months ended March 31, 1999 compared to approximately $820,000 during the first quarter of 1998. Advertising as a percent of net sales increased to 46.0% during the first quarter of 1999 from 20.1% in 1998's first quarter. Advertising expenditures are for cooperative advertising, advertising through the channels of distribution, direct advertising, and print media advertising. The majority of the increase in advertising is due to additional cooperative advertising necessary to expand into Internet commerce. In addition, the Company expanded its print media advertising and special product promotions during the quarter. The Company expects its advertising expense to remain high in an effort to achieve rapid growth in sales through Internet resellers.

Research and Development Expense. Research and development expense increased 42% to approximately $530,000 in the three months ended March 31, 1999 compared to approximately $372,000 during the first quarter of 1998. Research and development expense as a percentage of net sales decreased to 7.2% during the quarter ended March 31, 1999 from 9.1% during the same period in 1998. The increase in research and development dollars expended reflects the Company's commitment to expand its number of IT training courses offered. In addition, the increase reflects costs associated with development of training libraries in Spanish, French and German. Research and development expenditures also included development efforts on Internet online delivery of training. The Company believes that significant investment in research and development is required to remain competitive in its markets and therefore, expects research and development expense to continue to increase in future periods.

Depreciation and Amortization. Depreciation and amortization expense was approximately $336,000 during the first quarter of 1999 representing 4.6% of net sales, compared to approximately $86,000 representing 2.1% of net sales during the first quarter of 1998. Depreciation and amortization related to eTracks.com was approximately $134,000 during the quarter and amortization of prepaid royalties to 7th Street.com, Inc., formerly Street Technologies, was approximately $78,000. The Development and Licensing Agreement with 7th Street.com was entered into in September 1998. The majority of the assets purchased from eTracks.com in July 1998 have depreciable lives of 12 to 18 months. As a result, amortization related to eTracks.com will be reduced significantly beginning in the third quarter of 1999. The remainder of the increase in depreciation and amortization expense was primarily attributable to asset additions during the past year for expansion of facilities, production and duplication equipment and computer hardware.

<PAGE 9>

Net Interest Income. Net interest income was approximately $114,000 or 1.6% of net sales in the three months ended March 31, 1999 compared to approximately $2,000 during the first quarter of 1998. A portion of the net proceeds from the Company's initial public offering on March 4, 1998 were used to retire all outstanding long-term debt, which lowered interest expense to approximately $54,000 in the first quarter of 1998. Interest income in the first quarter of 1998 was approximately $56,000.

Provision (Benefit) for Income Taxes. During the three months ended March 31, 1999 the effective tax rate was 41.3% compared to 24.2% for the same period in 1997. In the first quarter of 1998 the effective tax rate was reduced due to the realization of tax credits for 1995 through 1997 resulting from credits for increasing research activities. The amount of available credits was quantified and the benefit recorded in the first quarter of 1998.

Liquidity and Financial Condition

The Company's cash, cash equivalents and short-term investments totaled approximately $11.5 million at March 31, 1999. The Company announced on September 1, 1998 that its board of directors authorized the repurchase of up to $3 million of its common stock. During the first quarter of 1999 the Company repurchased 124,200 shares of its common stock for approximately $808,000. Since September 1, 1998 the Company has repurchased 403,100 shares for approximately $2.3 million. In the first quarter of 1999 and 1998 employees exercised approximately 46,000 and 44,000 options for common stock of the Company for approximately $56,000 and $53,000 respectively.

The Company believes that its cash, cash equivalents and short-term investment balances at March 31, 1999 and cash generated from future operations will satisfy its anticipated working capital requirements for at least the foreseeable future. However, the Company could need additional funds in order to fund business expansion, develop new or enhanced products, respond to competitive pressures or acquire complementary products, businesses or technologies. In the normal course of business, the Company evaluates acquisitions of businesses, product lines and technologies that complement the Company's business, like the eTracks.com acquisition in July 1998.

Company operating activities during the period ending March 31, 1999 used net cash of approximately $618,000. Operating activities generated cash flows through a decrease in accounts receivable of approximately $488,000 and depreciation and amortization of approximately $336,000. During the quarter, operating activities used cash from a net loss of approximately $551,000, a deferred income tax benefit of $281,000, and increases in inventories and income taxes receivable of approximately $303,000 and decreases in accounts payable and accrued liabilities of approximately $326,000.

<PAGE 10>

The Company's capital expenditures during the first three months of 1999 were approximately $240,000. Capital expenditures were primarily for expansion of facilities, production and duplication equipment and computer hardware.

During the first quarter of 1999 the Company broke ground for a new 21,000 square-foot building to expand its packaging, inventory handling and shipping operations. The Company does not currently have any other significant commitments for capital expenditures, and anticipates that it will continue to expand its facilities and purchase equipment as needed to support its product research and development, production of its products, sales and marketing, product support, and administrative staff.

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

The Company may encounter some Year 2000 defects in the software it uses internally, but believes that these can be resolved as they are encountered. The Company does not intend to do further testing of its internal systems for Year 2000 defects. The Company intends to continue to evaluate its products and services to ensure they perform correctly in the year 2000. The Company has no contingency plans related to the Year 2000 issue.

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

The Company believes its largest risk regarding the Year 2000 issue is from legal claims and litigation. The Company expects that there will be a large number of lawsuits filed over Year 2000 issues in the United States because of the great publicity of the Year 2000 issue. Even small Year 2000 problems encountered by the Company could result in substantial legal claims, lawsuits, and class action lawsuits against the Company, which in turn could have a material adverse effect in the Company's financial position

<PAGE 11>

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

In the first quarter of 1999 and 1998 sales to countries other than the United States and Canada accounted for 3% and 4%, respectively, of total net sales. These international net sales are denominated in foreign currencies. Consequently a decrease in the value of a relevant foreign currency in relation to the U.S. dollar could adversely affect the Company's net sales. The Company's foreign currency transactional exposures exist primarily with the U.K. Pound, the French Franc, the German Mark and the Japanese Yen.

The Company does not utilize interest rate swaps or hedge exposures with foreign currency forward contracts.


                           Part II. Other Information

Item 1. Legal Proceedings

See Note 4 to Consolidated Financial Statements, which is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
11.      Statement regarding computation of per share earnings
27.      Financial data schedule

(b) Reports on Form 8-K
No reports on Form 8-K were filed by ViaGrafix during the quarter ended March 31, 1999

Items 2, 3, 4 and 5 are not applicable and have been omitted.


                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ViaGrafix Corporation

Date:    April 28, 1999            By: /s/ Robert C. Moore, Jr.
                                       ------------------------
                                           Robert C. Moore, Jr.,
                                           Treasurer and Chief Financial Officer

                                           (Principal Financial and Accounting
                                            Officer and Duly Authorized Officer)

<PAGE 12>
                                   Exhibit 11.

ViaGrafix Corporation

Computation of Earnings (Loss) Per Share
(Unaudited) (In thousands, except per share)

Thefollowing  sets forth the  computation of basic and diluted  earnings  (loss)
   per share for the three months ended March 31:
                                                                        1999          1998
                                                                        ----          ----
Numerator for basic and diluted earnings (loss) per share:
   Income (loss) available to common shareholders                     $ (551)        $ 537
                                                                   ==========     =========
Denominator:
   Denominator for basic earnings (loss) per share -
      weighted average shares                                          5,839         4,400
Effect of dilutive securities:
   Employee stock options                                                N/A           145
   Series A convertible preferred stock                                  N/A           378
                                                                      ------        ------
Dilutive potential common shares                                         N/A           523
                                                                      ------        ------
Denominator for diluted earnings (loss) per share -
   Adjusted weighted-average conversions                               5,839         4,923
                                                                    =========     =========

                                                                        1999          1998
                                                                        ----          ----
Basic earnings (loss) per share                                       $(0.09)       $ 0.12
Diluted earnings (loss) per share                                     $(0.09)       $ 0.11
                                                                    =========     =========