Form 10-Q
period 1999-06-30
VIAGRAFIX CORP
filed 1999-08-05
CIK 1051556

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999


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

                                 Yes [X] No [ ]

The number of shares outstanding of the issuer's $.01 par value common stock as of August 5, 1999 was 5,788,866.

<PAGE 2>
                              ViaGrafix Corporation

                                    FORM 10-Q


                       For the Quarter Ended June 30, 1999

                                      INDEX

Part 1. Financial Information

     Item 1. Consolidated Financial Statements                              Page
                                                                            ----
          (a)  Consolidated Statements of Operations for the
               Three and Six Months Ended June 30, 1999 and 1998              3

          (b)  Consolidated Balance Sheets
               as of June 30, 1999 and December 31, 1998                      4

          (c)  Consolidated Statements of Cash Flows
               for the Six Months Ended June 30, 1999 and 1998                5

          (d)  Notes to Consolidated Financial Statements                     6

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              8

     Item 3. Quantitative and Qualitative Disclosures About Market Risk      12


Part 2. Other Information

     Item 1. Legal Proceedings                                               13

     Item 2. Changes in Securities                                           13

     Item 4. Submission of Matters to a Vote of Security Holders             13

     Item 6. Exhibits and Reports on Form 8-K                                13


Signature                                                                    14


<PAGE 3>
                          Part 1. Financial Information

Item 1. Consolidated Financial Statements

ViaGrafix Corporation
Consolidated Statements of Operations                       Three Months Ended          Six Months Ended
(Unaudited) (In thousands, except per share)                      June 30,                  June 30,
                                                              1999        1998          1999        1998
                                                              ----        ----          ----        ----
Net sales                                                 $  5,959    $  4,187      $ 13,304    $  8,264
Cost of sales                                                1,788         990         3,651       1,964
                                                        ----------  ----------    ----------  ----------
Gross profit                                                 4,171       3,197         9,653       6,300
Selling, general and administrative                          2,636       1,338         4,927       2,457
Advertising                                                  1,824         787         5,201       1,607
Research & development                                         615         385         1,145         757
Depreciation & amortization                                    373         119           709         205
                                                        ----------  ----------    ----------  ----------
  Total operating expenses                                   5,448       2,629        11,982       5,026
                                                        ----------  ----------    ----------  ----------
Operating profit (loss)                                     (1,277)        568        (2,329)      1,274
Net interest income                                             98         161           212         163
                                                        ----------  ----------    ----------  ----------
Income (loss) before income taxes                           (1,179)        729        (2,117)      1,437
Provision (benefit) for income taxes                          (469)        227          (856)        398
                                                        ----------  ----------    ----------  ----------
Net income (loss)                                         $   (710)   $    502      $ (1,261)     $1,039

Basic earnings (loss) per share                             ($0.12)      $0.08        ($0.22)      $0.20
Weighted average common shares used in
  computing basic earnings (loss) per share                  5,788       6,144         5,814       5,272

Diluted earnings (loss) per share                           ($0.12)      $0.08        ($0.22)      $0.19
Weighted average common shares used in
  computing diluted earnings (loss) per share                5,788       6,248         5,814       5,586



<PAGE 4>

ViaGrafix Corporation                                                (Unaudited)
Consolidated Balance Sheets   (In Thousands)                            June 30,      December 31,
                                                                            1999              1998
                                                                            ----              ----
Assets
Current Assets:
   Cash and cash equivalents                                          $    7,203        $   10,046
   Short-term investments                                                  3,100             3,000
   Accounts receivable                                                     3,332             4,713
   Income taxes receivable                                                   690               205
   Inventories                                                             2,757             1,909
   Prepaid expenses                                                          640               518
   Deferred income taxes                                                     523                57
                                                                      ----------        ----------
Total current assets                                                      18,245            20,448

Property, plant and equipment                                              4,924             4,380
Accumulated depreciation                                                  (1,602)           (1,316)
                                                                      ----------        ----------
                                                                           3,322             3,064

Goodwill, net of amortization                                                 81                88
Capitalized customer lists, net of amortization                               29               207
Capitalized software, net of amortization                                     93               169
Prepaid royalties & licenses, net of amortization                            388               543
Note receivable-officer                                                      185               188
Deferred income taxes                                                        415               509
                                                                      ----------        ----------
Total assets                                                          $   22,758        $   25,216


Liabilities and stockholders' equity
Current liabilities:
   Trade accounts payable                                             $    1,403        $    1,767
   Accrued liabilities                                                       489               512
   Notes payable                                                               -               103
                                                                      ----------        ----------
Total current liabilities                                                  1,892             2,382

Minority interest in subsidiary                                               25                 -

Stockholders' equity:
Common stock, $.01 par value, authorized 40,000,000
shares; issued and outstanding 5,788,184 and
5,866,340 shares in 1999 and 1998, respectively                               58                59

Additional paid-in capital                                                19,760            20,506
Unearned Compensation                                                        (90)             (104)
Retained earnings                                                          1,113             2,373
                                                                      ----------        ----------
Total stockholders' equity                                                20,841            22,834
                                                                      ----------        ----------
Total liabilities and stockholders' equity                            $   22,758        $   25,216


<PAGE 5>

ViaGrafix Corporation                                                    Six Months Ended
Consolidated Statements of Cash Flows                                         June 30,
(In Thousands) (Unaudited)                                             1999          1998
                                                                       ----          ----
Operating Activities
Net Income (loss)                                                  $ (1,261)     $  1,039

Adjustments to reconcile net income (loss) to
net cash  provided by (used in) operating activities:
   Depreciation and amortization                                        709           205
   Deferred income tax provision (benefit)                             (372)          141
   Non-cash compensation expense for sale of minority
       interest in subsidiary                                            34             -
   Minority interest in loss of subsidiary                               (9)            -
   Non-cash interest expense                                              -            45
   Loss on disposal of assets                                             2             2
   Bad debt expense                                                     166            66
   Amortization of unearned compensation                                 15            17

   Cash provided by (used in ) changes in
      operating assets and liabilities:
          Accounts receivable                                         1,215          (948)
          Inventories                                                  (848)          (99)
          Prepaid expenses                                             (122)          115
          Accounts payable                                             (364)          118
          Accrued liabilities                                           (23)           33
          Income taxes receivable                                      (485)         (169)
          Income taxes payable                                            -          (209)
                                                                    -------       -------
Net cash provided (used) by operating activities                     (1,343)          356

Investing Activities
Purchase of property, plant & equipment                                (585)         (841)
Proceeds from disposal of equipment                                      32             -
Maturity of short-term investments                                    3,000
Purchase of short-term investments                                   (3,100)            -
Note receivable-officer                                                   3             -
                                                                    -------       -------
Cash used in investing activities                                      (650)         (841)

Financing Activities
Initial public offering of common stock                                   -        20,491
Purchase and cancellation of common stock                              (808)            -
Repayments of debt                                                     (103)       (3,661)
Exercise of stock options                                                61            53
                                                                    -------       -------
Net cash provided by (used in) financing activities                    (850)       16,883
                                                                    -------       -------

Net increase (decrease) in cash and cash equivalents                 (2,843)       16,398
Cash and cash equivalents at beginning of year                       10,046           217
                                                                    -------       -------
Cash and cash equivalents at end of period                          $ 7,203       $16,615


<PAGE 6>
                              ViaGrafix Corporation
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1. Basis of Presentation

In the opinion of management of ViaGrafix Corporation, the accompanying balance sheets and related interim statements of operations and cash flows reflect all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results may differ from these estimates. Net income (loss) and comprehensive income (loss) are the same. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and consolidated financial statements and notes thereto included in the ViaGrafix Form 10-K for the fiscal year ended December 31, 1998 as filed with the Securities and Exchange Commission.

2. Inventories

Inventories consist of the following:
                                                 (Unaudited)
                                                    June 30,        December 31,
                                                        1999                1998
                                                        ----                ----
Finished goods................................   $ 1,728,000         $   996,000
Raw materials.................................     1,029,000             913,000
                                                 -----------         -----------
                                                 $ 2,757,000         $ 1,909,000

3. Effective Tax Rate

During the three months ended June 30, 1999 the effective tax rate was 39.8% compared to 31.1% for the second quarter of 1998. The higher effective tax rate in 1999 is due to the effect of tax credits being added to the tax benefit as compared to tax credits being subtracted from the tax provision in the second quarter of 1998.

During the six months ended June 30, 1999 the effective tax rate was 40.4% compared to 27.7% for the first half of 1998. The higher effective tax rate in 1999 is due to the effect of tax credits being added to the tax benefit as compared to tax credits being subtracted from the tax provision in the second half of 1998. In addition, in the first half of 1998 the effective tax rate was reduced due to the realization of tax credits for 1995 through 1997 resulting from credits for increasing research activities. The amount of available credits was quantified and the benefit recorded in the first quarter of 1998.

4. Stockholders' Equity

ViaGrafix announced on September 1, 1998 that our board of directors authorized the repurchase of up to $3 million of our common stock. During the first quarter of 1999 we repurchased 124,200 shares of our common stock for approximately $808,000. Since September 1, 1998 ViaGrafix has repurchased 403,100 shares for approximately $2.3 million. In the first half of 1999 and 1998, our employees exercised approximately 46,000 and 44,000 options for ViaGrafix common stock for approximately $61,000 and $53,000 respectively.

<PAGE 7>
5. Earnings Per Share

Basic earnings per share are based on the average number of common shares outstanding during each period. Diluted earnings per share assumes conversion of preferred stock to common stock and exercise of stock options outstanding using the treasury stock method.

6. Legal Contingencies

On May 22, 1998 a lawsuit was filed in the United States District Court for the Northern District of Texas by Jonathan L. Gordon, brought as a putative class action against ViaGrafix and certain of its officers and directors claiming violations of the Securities Act of 1933 for alleged misrepresentations and omissions in the Prospectus issued in connection with our initial public offering made in March 1998. Mr. Gordon and certain others have sought designation as lead plaintiffs in the action. We believe the lawsuit is without merit. Our response is not yet due.

From time to time ViaGrafix is involved in litigation arising out of operations in the normal course of business, none of which is expected to have a material adverse effect on our results of operations or financial position.

7. Acquisition

On July 31, 1998 ViaGrafix acquired certain assets of eTracks.com, Inc. (formally known as Make It So, Inc.), a privately held company based in San Mateo, California, that provides interactive email broadcast services for businesses that rely on web-based commerce and transactions and operates eTracks.com, an online community of currently more than 550,000 members, for approximately $682,000. The transaction was financed with existing cash and was accounted for as a purchase. The purchase price and related direct expenses associated with the acquisition have been allocated based on the fair value of the assets purchased. The results of operations for this acquisition have been included in ViaGrafix's consolidated results of operations since the acquisition date. Pro forma operating results are not presented, as they would not differ materially from actual results for 1998. In January 1999 we issued common shares equal to 5% ownership in eTracks.com to a key employee of eTracks.com. The value per share of the issued shares equaled the fair value per share paid by ViaGrafix in July 1998.

8. Merger with Learn2.com, Inc.

On June 7, 1999 it was announced that the ViaGrafix Board of Directors had approved a merger agreement which provides for the combination of ViaGrafix with Learn2.com, Inc., formerly known as 7th Level, Inc. Shareholder meetings for both companies to vote on the merger will be held on August 23, 1999. If the merger is completed, ViaGrafix will become a wholly-owned subsidiary of Learn2.com, and holders of ViaGrafix common stock will receive 1.846 shares of Learn2.com common stock for each share of ViaGrafix common stock held.

<PAGE 8>
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This commentary should be read in conjunction with ViaGrafix's 10-K for the fiscal year ended December 31, 1998 for a more complete understanding of our financial condition and results of operations. The following discussion contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors, including but not limited to those disclosed under "Risk Factors" in our 10-K for fiscal year ended December 31, 1998.

Results of Operations

ViaGrafix develops, produces and markets technology-based information technology training products and graphics software products. Our information technology training courses include interactive multimedia training courses delivered on CD-ROM, LANs, intranets and the Internet, and video tutorials for a variety of computer software. ViaGrafix has developed and markets more than 1,100 training courses for most major PC software packages. These products provide an audio-visual environment that is designed to allow users to learn faster and increase retention and productivity. Organizations that purchase our multimedia training products can offer them across a network to all employees. Our principal graphics software product, DesignCAD, is a computer-aided design, or CAD, package sold worldwide. ViaGrafix also produces several other CAD-related software packages, and a line of graphics software products for the retail market. The primary platform for both the training and software products is Microsoft Windows. Our subsidiary, eTracks.com, Inc., provides interactive email broadcast services for businesses that rely on web-based commerce and transactions and operates eTracks.com, an online community of more than 550,000 members.

Net Sales. Net sales increased 42% to approximately $6.0 million in the three months ended June 30, 1999 from approximately $4.2 million in the second quarter of 1998. This reflects an increase in sales from existing and new information technology training titles, and was primarily attributable to increases in the volume of products sold rather than increases in prices. Net sales of more than $1.0 million were contributed by our subsidiary eTracks.com, which was purchased in July 1998. Net sales generated by eTracks.com in the second quarter of 1999 were 51% greater than their sales in the first quarter of 1999.

During the six months ended June 30, 1999 ViaGrafix's net sales were approximately $13.3 million, a 61% increase over net sales of approximately $8.3 million during the same period in 1998. A significant portion of the year-to-date increase in net sales was from sales to Internet resellers. Our subsidiary, eTracks.com, generated approximately $1.7 million of our first half sales in 1999.

Cost of Sales. Cost of sales increased 81% to approximately $1.8 million in the three months ended June 30, 1999 from approximately $1.0 million for the three months ended June 30, 1998. Cost of sales as a percentage of net sales increased to 30.0% for the quarter ended June 30, 1999, from 23.6% for the same period in 1998. The increase in cost of sales as a percentage of net sales for 1999's second quarter was primarily due to a higher cost of sales percentage realized by eTracks.com on sales to its online community members, along with a lower overall mix of high margin graphics software sales in the quarter.

<PAGE 9>
Cost of sales for the six months ended June 30, 1999 increased 86% to approximately $3.7 million from approximately $2.0 million for the six months ended June 30, 1998. Cost of sales as a percentage of net sales increased to 27.4% for the six months ended June 30, 1999, from 23.8% for the same period in 1998. The increase in the cost of sales as a percentage of net sales for the first half of 1999 was primarily due to a higher cost of sales percentage realized by eTracks.com on sales to its online community members.

Selling, General and Administrative Expense. Selling, general and administrative expense increased 97% to approximately $2.6 million in the three months ended June 30, 1999 from approximately $1.3 million for the same period in 1998. Selling, general and administrative expense as a percentage of net sales increased to 44.2% for the quarter ended June 30, 1999, from 32.0% during the same period in 1998. The increase was primarily a result of increased staffing and commission expenditures, which increased 89% to $1.8 million in the second quarter of 1999 compared to approximately $942,000 in 1998's second quarter. We believe our staff additions will provide support for increased future sales. The largest employee increases were in marketing and sales teams. ViaGrafix is building an infrastructure to support our direct licensing and sales of training courses to corporations, and we have increased our corporate sales staff from two people at the end of the second quarter of 1998 to 15 people on June 30, 1999. Increased commission expenditures were a result of increased sales. The balance of the increased selling, general and administrative expenditures was primarily to service the planned increased staffing and facilities.

Selling, general and administrative expense increased 101% to approximately $4.9 million in the six months ended June 30, 1999 from approximately $2.5 million for the same period in 1998. Selling, general and administrative expense as a percentage of net sales increased to 37.0% for the first half of 1999, from 29.7% during the same period in 1998. The reasons for increased selling, general and administrative expenditures during the first half of 1999 compared to the first half of 1998 were the same as in the second quarter explained above.

Advertising. Advertising expense increased 132% to approximately $1.8 million in the three months ended June 30, 1999 compared to approximately $787,000 during the second quarter of 1998. Advertising as a percent of net sales increased to 30.6% during the second quarter of 1999 from 18.8% in 1998's second quarter. Advertising expenditures are for cooperative advertising, advertising through the channels of distribution, direct advertising, and print media advertising. The majority of the increase in advertising is due to additional cooperative advertising necessary to expand into Internet commerce. In addition, we expanded our print media advertising and special product promotions during the quarter. ViaGrafix expects our advertising expense to remain high in an effort to achieve rapid growth in sales through Internet resellers.

Advertising expense increased 224% to approximately $5.2 million in the six months ended June 30, 1999 compared to approximately $1.6 million during the first half of 1998. Advertising as a percent of net sales increased to 39.1% during the first half of 1999 from 19.4% in 1998's first half. The reasons for increased advertising expenditures during the first six months of 1999 compared to the same period in 1998 were the same as in the second quarter explained above.

Research and Development Expense. Research and development expense increased 60% to approximately $615,000 in the three months ended June 30, 1999 compared to approximately $385,000 during the second quarter of 1998. Research and development expense as a percentage of net sales increased to 10.3% during the quarter ended June 30, 1999 from 9.2% during the same period in 1998. The increase in research and development dollars expended reflects our commitment to expand the number of information technology training courses offered. In addition, the increase reflects costs associated with development of training libraries in Spanish, French and German. Research and development expenditures also included development efforts on Internet online delivery of training along with research and development expenditures incurred by our subsidiary eTracks.com to expand and enhance its interactive email broadcast services. ViaGrafix believes that significant investment in research and development is required to remain competitive in our markets and therefore, expects research and development expense to continue to increase in future periods.

<PAGE 10>
Research and development expense increased 51% to approximately $1.1 million in the six months ended June 30, 1999 compared to approximately $757,000 during the first half of 1998. Research and development expense as a percentage of net sales decreased to 8.6% during the six months ended June 30, 1999 from 9.2% during the same period in 1998. The reasons for increased research and development expenditures during the first half of 1999 compared to the same period in 1998 were the same as in the second quarter explained above.

Depreciation and Amortization. Depreciation and amortization expense was approximately $373,000 during the second quarter of 1999 representing 6.3% of net sales, compared to approximately $119,000 representing 2.8% of net sales during the second quarter of 1998. Depreciation and amortization related to eTracks.com was approximately $138,000 during the second quarter of 1999. The majority of the assets purchased from eTracks.com in July 1998 have depreciable lives of 12 to 18 months. As a result, amortization related to eTracks.com will be reduced significantly beginning in the third quarter of 1999. Amortization of prepaid royalties to Learn2.com, Inc., formerly Street Technologies, was approximately $78,000. The Development and Licensing Agreement with Learn2.com was entered into in September 1998. The remainder of the increase in depreciation and amortization expense was primarily attributable to asset additions during the past year for expansion of facilities, production and duplication equipment and computer hardware.

Depreciation and amortization expense was approximately $709,000 during the first half of 1999 representing 5.3% of net sales, compared to approximately $205,000 representing 2.5% of net sales during the first half of 1998. Depreciation and amortization related to eTracks.com was approximately $271,000 during the first six months of 1999, and amortization of prepaid royalties to Learn2.com, Inc., was approximately $155,000.

Net Interest Income. Net interest income was approximately $98,000 or 1.6% of net sales for the three months ended June 30, 1999 compared to approximately $161,000 or 3.8% of net sales during the second quarter of 1998. Interest income was lower during the second quarter of 1999 due to lower available cash, cash equivalents and short-term investment balances in 1999's second quarter compared to the second quarter of 1998. The total of cash, cash equivalents and short-term investment as of June 30, 1999 was approximately $10.3 million compared to approximately $16.6 million as of June 30, 1998.

Net interest income was approximately $212,000 or 1.6% of net sales for the six months ended June 30, 1999 compared to approximately $163,000 or 2.0% of net sales during the first half of 1998. Net interest income was greater in the first six months of 1999 in spite of lower available cash, cash equivalents and short-term investment balances as a result of interest expense incurred during the first quarter of 1998. A portion of the net proceeds from our initial public offering on March 4, 1998 was used to retire all outstanding long-term debt. Interest expense incurred in the first half of 1999, was approximately $2,000 compared to approximately $54,000 in interest expense in the first six months of 1998. Interest income generated in the first six months of 1999 was approximately $214,000 compared to approximately $217,000 during the same period in 1998.

<PAGE 11>
Liquidity and Financial Condition

ViaGrafix's cash, cash equivalents and short-term investments totaled approximately $10.3 million at June 30, 1999. We announced on September 1, 1998 that our board of directors authorized the repurchase of up to $3 million of our common stock. During the first quarter of 1999 we repurchased 124,200 shares of our common stock for approximately $808,000. Since September 1, 1998 ViaGrafix has repurchased 403,100 shares for approximately $2.3 million. In the first half of 1999 and 1998, our employees exercised approximately 46,000 and 44,000 options for ViaGrafix common stock for approximately $61,000 and $53,000 respectively.

We believe that our cash, cash equivalents and short-term investment balances at June 30, 1999 and cash generated from future operations will satisfy our anticipated working capital requirements for at least the foreseeable future.

ViaGrafix operating activities during the period ending June 30, 1999 used net cash of approximately $1.3 million, attributable primarily to the net loss of $1.3 million, increased inventories due to increased operations and decreased accounts payable, offset by decreased accounts receivable.

ViaGrafix's   capital   expenditures   during   the  first  half  of  1999  were
approximately $585,000. Capital expenditures were primarily for expansion of facilities, production and duplication equipment and computer hardware.

During the first quarter of 1999 we broke ground for a new 21,000 square-foot building to expand our packaging, inventory handling and shipping operations. We do not currently have any other significant commitments for capital expenditures, and anticipate that we will continue to expand our facilities and purchase equipment as needed to support our product research and development, production of our products, sales and marketing, product support, and administrative staff.

See note 3 and 8 for a discussion of change in effective tax rate between periods and the proposed merger with Learn2.com, Inc.

Year 2000 Impact

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. ViaGrafix's computer equipment and software and devices with embedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

ViaGrafix uses up-to-date, PC-based software for internal accounting and other applications. We have completed testing of our internal accounting and other significant applications and have found no Year 2000 defects. We have checked our training products and graphics software products for Year 2000 defects and have found none.

ViaGrafix may encounter some Year 2000 defects in the software it uses internally, but it believes that these can be resolved as they are encountered. We do not intend to do further testing of our internal systems for Year 2000 defects. ViaGrafix intends to continue to evaluate its products and services to ensure they perform correctly in the year 2000. We have no contingency plans related to the Year 2000 issue.

<PAGE 12>
We could encounter some Year 2000 defects in the products and services we produce and market. If Year 2000 defects are encountered, we could be liable for substantial legal claims and litigation, and the adverse publicity could have a material adverse effect on the future sales of our products and services, even after any Year 2000 defects are resolved. However, any material adverse effect on our financial position and results of operations and cash flows cannot be currently estimated.

ViaGrafix relies on outside suppliers for raw materials, outside distributors for its finished products, financial institutions for its banking, and a number of other third parties in its normal business operations. If these third-party suppliers and service providers have substantial Year 2000 problems, it could have a material adverse effect on our business. We are not requiring our suppliers and service providers to provide Year 2000 readiness information.

ViaGrafix has not incurred and does not anticipate incurring material costs in addressing Year 2000 issues.

We believe our largest risk regarding the Year 2000 issue is from legal claims and litigation. ViaGrafix expects that there will be a large number of lawsuits filed over Year 2000 issues in the United States because of the great publicity of the Year 2000 issue. Even small Year 2000 problems encountered by ViaGrafix could result in substantial legal claims, lawsuits, and class action lawsuits against us, which in turn could have a material adverse effect on our financial position.

Risk Factors

ViaGrafix encourages you to read the Risk Factors discussed in our Form 10-K for the fiscal year ended December 31, 1998 as filed with the Securities and Exchange Commission, as well as the Rick Factors discussed in the joint proxy statement/prospectus dated July 22, 1999 included as a part of the Form S-4 as filed with the Securities and Exchange Commission in connection with our proposed merger with Learn2.com, Inc. Those risk factors are incorporated in this Form 10-Q by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

ViaGrafix is exposed to the impact of interest rate and foreign currency fluctuations. Our objective in managing this exposure to interest rate changes is to maximize our potential interest income without sacrificing cash equivalent and short-term investment quality. We will invest in instruments that are exempt from Federal income taxes if the taxable equivalent yield is more attractive than alternative fully taxed investments. ViaGrafix does not currently have interest rate exposure from borrowing as we do not have a line of credit.

In the first half of 1999 and 1998 sales to countries other than the United States and Canada accounted for 3% and 4%, respectively, of total net sales. These international net sales are denominated in foreign currencies. Consequently a decrease in the value of a relevant foreign currency in relation to the U.S. dollar could adversely affect our net sales. ViaGrafix's foreign currency transactional exposures exist primarily with the United Kingdom Pound, the French Franc, the German Mark and the Japanese Yen.

ViaGrafix does not utilize interest rate swaps or hedge exposures with foreign currency forward contracts.

<PAGE 13>
                           Part II. Other Information

Item 1. Legal Proceedings

See Note 6 to Consolidated Financial Statements, which is incorporated herein by reference.

Item 2. Changes in Securities

See Note 8 to Consolidated Financial Statements, which is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on May 20, 1999, the following proposals were adopted by the margins indicated:

1. To elect a Board of Directors to hold office until the next annual meeting of shareholders and until their successors are elected and qualified.

                                                Number of Shares
                                               For          Withheld
       Michael Webster                      5,129,987        200,031
       Robert Webster                       5,129,987        200,031
       Roy Bliss                            5,129,987        200,031
       Stephen Gott                         5,129,987        200,031
       Gerald Harris                        5,129,987        200,031

2. To approve an amendment to ViaGrafix's 1995 Stock Option Plan to increase the number of shares covered by the Plan from 1,000,000 to 2,000,000.

       For                                  3,447,641
       Against                                409,551
       Abstain                                 39,200
       Not voted                            1,433,626


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
    11.      Statement regarding computation of per share earnings (loss)
    27.      Financial data schedule

(b) Reports on Form 8-K
    No reports on Form 8-K were filed by ViaGrafix during the quarter ended June 30, 1999

Items 3 and 5 are not applicable and have been omitted.


<PAGE 14>
                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ViaGrafix Corporation

Date:    August 5, 1999            By: /s/ Robert C. Moore, Jr.
                                       ------------------------
                                           Robert C. Moore, Jr.,
                                           Treasurer and Chief Financial Officer

                                           (Principal Financial and Accounting
                                            Officer and Duly Authorized Officer)

<PAGE 15>

                                   Exhibit 11.

ViaGrafix Corporation

Computation of Earnings (Loss) Per Share
(Unaudited) (In thousands, except per share)

The following sets forth the  computation of basic and diluted  earnings  (loss)
  per share for the three and six months ended June 30:
                                                                       1999          1998           1999           1998
                                                                       ----          ----           ----           ----
Numerator for basic and diluted earnings (loss) per share:
   Income (loss) available to common shareholders                  $   (710)     $    502       $ (1,261)      $  1,039
                                                                 ==========    ==========     ==========     ==========

Denominator:
   Denominator for basic earnings (loss) per share -
      weighted average shares                                         5,788         6,144          5,814          5,272

Effect of dilutive securities:
   Employee stock options                                               N/A           104            N/A            125
   Series A convertible preferred stock                                 N/A             -            N/A            189
                                                                      -----         -----          -----          -----
Dilutive potential common shares                                        N/A           104            N/A            314
                                                                      -----         -----          -----          -----
Denominator for diluted earnings (loss) per share -
   adjusted weighted-average conversions                              5,788         6,248          5,814          5,586
                                                                 ==========    ==========     ==========     ==========

                                                                       1999          1998           1999           1998
                                                                       ----          ----           ----           ----
Basic earnings per share                                             $(0.12)       $ 0.08         $(0.22)         $0.20
Diluted earnings per share                                           $(0.12)       $ 0.08         $(0.22)         $0.19
